Form 10-K/A
period 1995-12-31
METROPOLITAN REALTY CO LLC
filed 1996-06-12
CIK 1003951

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                         AMENDMENT NO. 1 TO FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1995

                                      OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the transition period from
       ________________ to ________________


                          Commission File No. 1-9450

                        METROPOLITAN REALTY CORPORATION
            (Exact name of registrant as specified in its charter)

        Michigan                                     38-2724893
(State of incorporation)                 (I.R.S. Employer Identification No.)


                            535 Griswold, Suite 748
                            Detroit, Michigan 48226
                   (Address of principal executive offices)

              Registrant's Telephone Number, including area code:
                                (313) 961-5552

          Securities registered pursuant to Section 12(b) of the Act:

Title of Class                      Name of each exchange on which registered
- --------------                      -----------------------------------------
Common Stock                                          American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES __ X __   NO _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.

                           YES _______   NO __ X __

The aggregate market value of the Registrant's voting stock held by non-affiliates as of March 22, 1996 was $15,023,741. The number of shares outstanding of the Registrant's common stock as of March 22, 1996 was 4,532,169.

ITEM 7.     Item 7 is hereby amended to read as follows:


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

           The Company's net investment in mortgage loans to real estate projects represented 61% of its assets, or $25,364,328, at December 31, 1995 and 62% of its assets, or $25,393,979, at December 31, 1994. The yields on the Company's outstanding mortgage loans range from 7.25% to 12.25%. The weighted average yield of earning mortgage loans is 10.27% at December 31, 1995, as compared to 10.58% at December 31, 1994. The weighted average term of outstanding mortgage loans is 8.94 years. At December 31, 1995, the Company had outstanding loan commitments for additional commercial mortgage loans aggregating $921,000. The amount of marketable securities (which consisted primarily of Federal National Mortgage Association and Federal Home Loan Mortgage Corporation mortgage-backed, pass through securities) held by the Company during 1995 averaged $11,992,000 and earned an average yield of 5.8%, as compared to average marketable security holdings of $8,164,000 which earned an average yield of 4.8% during 1994. The average yield on all interest earning assets was 8.7% for the year ended December 31, 1995 and 8.9% for the year ended December 31, 1994.

           Investment income from marketable securities increased $302,673 to $689,955 for the year ended December 31, 1995 from $387,282 for the year ended December 31, 1994. Of the increase, $186,003 was the result of an increase in the average amount invested in marketable securities and $116,670 was the result of an increase in the average yield earned.

           Investment income from money market securities increased $9,444 to $194,431 for the year ended December 31, 1995 from $184,987 for the year ended December 31, 1994. Of the increase, $56,106 was the result of an increase in average yield offset by a $46,662 decrease in the average amount invested in money market securities.

           Investment income from mortgage loans decreased $318,255 to $2,754,975 for the year ended December 31, 1995 from $3,073,230 for the year ended December 31, 1994. Of the decrease, $233,321 was the result of a decrease in the average amount invested in mortgage loans and $84,934 was the result of a decrease in the average yield.

           Miscellaneous income decreased $86,033 to $142,916 for the year ended December 31, 1995 from $228,949 for the year ended December 31, 1994. The decrease primarily results from $114,000 in prepayment penalties received in 1994 offset by a $19,000 increase in income from guarantor settlements from 1994 to 1995.

           Operating expenses increased 40% to $1,773,856 for the year ended December 31, 1995 from $1,270,478 for the year ended December 31, 1994. This increase is due to a $1,061,500 increase in the change in the provision for loan losses, a $312,944 increase in general and administrative expenses for costs associated with the Company's proposed restructuring into a limited liability company, and a $92,397 increase in other general and administrative expenses, due primarily to increased loan advisory and professional service fees, offset by a $963,463 decrease in net loss from foreclosed property held for sale.

           Net investment income decreased by 23% to $1,900,203 or $.44 per share, for the year ended December 31, 1995 from $2,587,550, or $.57 per share, for the year ended December 31, 1994 as a result of the items discussed above.

           Management reviews, on a regular basis, factors which may adversely affect its mortgage loans, including occupancy levels, rental rates and property values. It is possible that economic conditions in southeastern Michigan, and the nation in general, may adversely affect certain of the Company's other loans.

           The Company had maintained an allowance for doubtful accounts of $1,461,500 from December 31, 1992 through the third quarter of 1994 to reflect the expected recoverable cash flows from three troubled loans.

           During 1994, the cash flows generated by one of the above loans which had previously been in default, collateralized by a shopping center, increased significantly. As this increase was supported by an improvement in tenant base, the Company determined at December 31, 1994 that this loan no longer required a loss reserve. The loan loss reserve was reduced, accordingly, by $461,500 during the fourth quarter of 1994 to $1,000,000. The other loan with an affiliated borrower, which was also formerly in default, had not exhibited the same magnitude of improvement in cash flows and tenants during 1994. The loan loss reserve, however, was further reduced by $250,000 in the second quarter of 1995, based on the Company's determination that the continued assignment of rents reduced the risk of loss associated with this loan.

           In 1994, only one loan was operating under a loan modification agreement. The borrower was current with the modified debt service requirements during 1994, although the underlying apartment collateral continued to experience high tenant turnover and poor cash flow, and monthly debt service payments were occasionally late. During 1995, the borrower tried unsuccessfully to find a buyer for this property. The physical property collateralizing the loan began to deteriorate as the year progressed. An independent analysis of the loan portfolio performed in the third quarter of 1995, confirmed the deterioration of the property compared to similar properties in the surrounding geographic location. The independent valuation also identified a loan, collateralized by a shopping center which has begun to experience limited market rent potential based on recent commercial developments in its surrounding market area. Based on the results of this independent market valuation, the allowance relating to these loans was increased by $850,000 during the third quarter of 1995. The Company believes that the allowance for loan losses of $1,600,000 at December 31, 1995 is adequate to reflect mortgage loans at their estimated net realizable value.

           On December 23, 1992, the Company obtained an apartment building located in Detroit, Michigan, through a foreclosure sale. This property was the collateral for a construction loan under which the borrower defaulted during 1992. The carrying value of the property was written down to its estimated fair value at the time of foreclosure of $2,100,000, based upon a July 1992 independent appraisal, net of a $140,000 valuation allowance for the estimated costs to sell the property. At December 31, 1994 the carrying value of the property was reduced to $900,000 to reflect an updated property valuation based on the results of the Company's marketing efforts to locate a buyer for the property. The carrying value of the property was further written down to $555,000 during the quarter ended June 30, 1995 as the result of an offer to purchase the property.

           On August 1, 1995, the sale of this property was consummated. In accordance with the terms of the purchase agreement, the Company received $100,000 of the purchase price at the August 1, 1995 settlement date. The remaining $455,000 of the purchase price will be paid, pursuant to the terms of a mortgage note bearing interest at 10% per annum, in monthly installments of principal and interest of $4,889 commencing in September 1995 until maturity in August 2000, at which time the remaining unpaid principal of approximately $375,000 is due. The mortgage note is guaranteed by the borrower and may be prepaid in whole or in part at any time.

           During 1994, the Company reached settlements with the guarantors of the foreclosed loan aggregating $320,000. These settlements are payable over four to eight years, with interest rates ranging from noninterest-bearing to 7.5%. Income from settlements is recorded as miscellaneous income when received and totalled $62,000 and $43,000 for the years ended December 31, 1995 and 1994, respectively. The property's operating income and expenses from the date of foreclosure are reflected in the statement of operations as net loss from foreclosed property held for sale and total $331,953, $1,295,416, and $337,699 for the year ended December 31, 1995, 1994 and 1993, respectively.

           Investment income from mortgage-backed marketable securities decreased $34,968 to $387,282 for the year ended December 31, 1994 from $403,608 for the year ended December 31, 1993. Of the decrease, $9,508 was the result of a decrease in the average amount invested in marketable securities and $26,260 was the result of a decrease in the average yield earned.

           Investment income from money market securities increased $134,211 to $184,987 for the year ended December 31, 1994 from $50,776 for the year ended December 31, 1993. Of the increase, $112,893 was the result of an increase in the average amount invested in money market securities and $21,318 was the result of an increase in average yield.

           Investment income from mortgage loans decreased $40,646 to $3,073,230 for the year ended December 31, 1994 from $3,113,876 for the year ended December 31, 1993. Of the decrease, $210,745 was the result of a decrease in average mortgage loans offset by a $45,326 increase in the stated average yield on all mortgage loans, and a $124,773 increase in interest income from loans which were nonearning at December 31, 1993.

           Miscellaneous income increased $102,162 to $228,949 for the year ended December 31, 1994 from $126,787 for the year ended December 31, 1993. The increase primarily resulted from $114,000 in prepayment penalties received in 1994.

           Operating expenses increased 25% to $1,270,478 for the year ended December 31, 1994 from $1,015,087 for the year ended December 31, 1993. The majority of this increase is due to a $957,717 increase in net loss from foreclosed property held for sale, which was largely attributable to a $994,000 increase in the provision for valuation allowance, offset by a $461,500 decrease in the allowance for loan losses. Other operating expenses decreased $240,826 to $436,562 for the year ended December 31, 1994 from $677,388 for the year ended December 31, 1993. This decrease is due to a $147,363 reduction in general and administrative expenses, primarily as a result of decreased professional service fees, and a $93,463 reduction in amortization of organization costs, which became fully amortized in 1993.

           Net investment income decreased by 4% to $2,587,550, or $.57 per share, for the year ended December 31, 1994 from $2,700,898, or $.60 per share for the year ended December 31, 1993 as a result of the items discussed above.

           Investment income from marketable securities decreased $264,888 to $403,608 for the year ended December 31, 1993 from $668,496 for the year ended December 31, 1992. Of the decrease, $153,487 was the result of a decrease in the average amount invested in marketable securities and $111,401 was the result of a decrease in the average yield earned.

           Investment income from mortgage loans increased $105,192 to $3,113,876 for the year ended December 31, 1993 from $3,008,684 for the year ended December 31, 1992. Of the increase, $354,411 was the result of an increase in average mortgage loans offset by a $38,918 decrease in the stated average yield on all mortgage loans, a $54,381 decrease in interest income due to property received in foreclosure and a $155,920 decrease in interest income due to the Company's decision to discontinue accruing interest on certain loans.

           Operating expenses decreased 41% to $1,015,087 for the year ended December 31, 1993 from $1,716,288 for the year ended December 31, 1992. The majority of this decrease is due to a $900,000 decrease in the allowance for loan losses offset by a $337,699 net loss from foreclosed property held for sale. Other operating expenses, consisting primarily of general and administrative expenses, decreased $138,900 as a result of decreased professional fees.

           Net investment income increased by 28% to $2,700,898, or $.60 per share, for the year ended December 31, 1993 from $2,112,662, or $.47 per share, for the year ended December 31, 1992 as a result of the items discussed above.

           The Company intends to continue to invest its available funds at competitive market rates in mortgage loans to real estate projects located in southeastern Michigan. Cycles in the local and national economy have affected and could continue to affect the Company's ability to invest its remaining funds in mortgage loans and the yields attainable on such investments. Decreases in market interest rates may result in lower returns on future mortgage loans than on the mortgage loans closed to date. Although the Company expects to have the balance of its available assets fully invested in mortgage loans by the end of 1996 management will continue its prudent approach of approving funding only of those loans which meet appropriate underwriting criteria.

Liquidity and Capital Resources

           Funds that have not yet been invested in mortgage loans are primarily invested in marketable mortgage-backed securities until needed for the Company's operations or investments in mortgage loans. Income and principal received with respect to the Company's investments in mortgage loans are also invested in marketable mortgage backed securities pending distribution to shareholders in the form of dividends or reinvestment in mortgage loans. At December 31, 1995, the Company had $25,364,328 invested in mortgage loans, $9,809,793 invested in marketable mortgage-backed securities, $3,516,940 invested in U.S. Treasury Notes, and $2,294,965 invested in money market funds. The Company does not invest in high risk, mortgage-backed securities such as interest only strips or residual traunches. However, there can be no assurance that cash flows will materialize as scheduled as a result of prepayments of the underlying mortgages or that the proceeds can be invested in securities that will provide comparable yields.

           At December 31, 1995, the Company had outstanding loan commitments aggregating $921,000. The source of funds to satisfy these commitments will be the Company's marketable securities. The Company anticipates that its sources of cash are more than adequate to meet its liquidity needs.

           On September 8, 1995, the Company's Board of Directors gave its approval for a proposed restructuring of the Company into a limited liability company ("LLC") and the generation of additional capital through the LLC. The Company expects to raise new capital of $25 to $50 million through the private placement of securities by the LLC. Current company shareholders with fewer than 50,000 shares will receive a cash payment, in lieu of a membership interest in the LLC, which approximates the book value of their shares, or approximately $1.05 million in the aggregate. This payment will be made with cash from the sale of marketable securities. Distributions to current company shareholders under the proposed LLC restructuring are expected to remain consistent with current levels. During the years ended December 31, 1995 and 1994, professional fees incurred in connection with this transaction totaled $495,000 and $131,000, respectively, of which $182,000 and $131,000 have been deferred at December 31, 1995 and 1994, respectively.

           Net cash generated by operating activities during 1995 aggregated $2,555,102, including $2,898,231 in net investment income adjusted for noncash depreciation and amortization expense, the valuation provisions for mortgage loans and foreclosed property held for sale, and amortization of net loan origination fees.

           Net cash used in investing activities during 1995 aggregated $2,097,276 and consisted primarily of purchases of marketable securities and loan disbursements offset by collections of principal from marketable securities and loan repayments. The Company purchased $3,507,381 of marketable securities and disbursed $444,293 in loans. The Company collected $1,345,072 of principal from marketable mortgage-backed securities and $355,151 of loan repayments.

           Financing activities in 1995 consisted of dividend payments to shareholders of $1,540,939 which represented $.34 per outstanding share.

           The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), as amended by SFAS 118, on January 1, 1995. Under these new standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the discounted cash flows of the underlying collateral. The cumulative effect of adopting the provisions of SFAS No. 114 was not significant.

           The Company adopted SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," at December 31, 1995; SFAS 107 requires disclosure of fair value information about financial instruments along with the valuation method and significant assumptions used.

           The Company's policy is to declare and pay cash dividends on a quarterly basis. The Company declared and paid dividends aggregating $.34 per share during the year ended December 31, 1995, compared to $.63 per share during the year ended December 31, 1994 and $.54 per share during the year ended December 31, 1993. The Company declared a dividend of $.11 per share of common stock to its shareholders of record on March 25, 1996 which will be paid on March 29, 1996 from the Company's money market funds.


ITEM 8.              Item 8 is hereby amended to read as follows:

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The financial statements of the Company, consisting of balance sheet, statement of operations, statement of shareholders' equity, statement of cash flows and the notes to financial statements, are set forth in the separate financial section which begins on page F-1 and is incorporated herein by reference.

                                  SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 11, 1996        METROPOLITAN REALTY CORPORATION



                            By:     /s/ Jay B. Rising
                                  ---------------------------
                                  Jay B. Rising, President
                                  (Principal Executive Officer and Principal
                                  Financial Officer)

                        And By:     /s/ Russell P. Flynn
                                  ---------------------------
                                  Russell P. Flynn, Treasurer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

=================================================================
          Signature              Title                 Date
- -----------------------------------------------------------------
 /s/ Jay B. Rising          Attorney-In-Fact       June 11, 1996
- --------------------------
*Jay B. Rising
- -----------------------------------------------------------------
                 *              Director           June 11, 1996
- --------------------------
Daniel L. Boone
- -----------------------------------------------------------------
                 *              Director           June 11, 1996
- --------------------------
David M. Diegel
- -----------------------------------------------------------------
                 *              Director           June 11, 1996
- --------------------------
Wayne S. Doran
- -----------------------------------------------------------------
                 *              Director           June 11, 1996
- --------------------------
Russell P. Flynn
- -----------------------------------------------------------------
                 *              Director           June 11, 1996
- --------------------------
David B. Hanson
- -----------------------------------------------------------------
                 *              Director           June 11, 1996
- --------------------------
Kenneth L. Hollowell
- -----------------------------------------------------------------
                 *              Director           June 11, 1996
- --------------------------
Robert G. Jackson
- -----------------------------------------------------------------
                 *              Director           June 11, 1996
- --------------------------
Richard P. Kughn
- -----------------------------------------------------------------
                 *              Director           June 11, 1996
- --------------------------
F. Thomas Lewand
- -----------------------------------------------------------------
                 *              Director           June 11, 1996
- --------------------------
Ernest Lofton
- -----------------------------------------------------------------
                 *              Director           June 11, 1996
- --------------------------
Robert H. Naftaly
- -----------------------------------------------------------------
                 *              Director           June 11, 1996
- --------------------------
Timothy L. Nichols
- -----------------------------------------------------------------
                                Director           June 11, 1996
Joel A. Schwartz
- -----------------------------------------------------------------
                 *              Director           June 11, 1996
- --------------------------
Harold Smith
- -----------------------------------------------------------------
                 *              Director           June 11, 1996
- --------------------------
Frank D. Stella

=================================================================
          Signature              Title                 Date
- -----------------------------------------------------------------
                 *              Director           June 11, 1996
- ---------------------------
Marc Stepp
- -----------------------------------------------------------------
                 *              Director           June 11, 1996
- ---------------------------
James M. Tervo
- -----------------------------------------------------------------
                 *              Director           June 11, 1996
- ---------------------------
Samuel H. Thomas, Jr.
- -----------------------------------------------------------------
                 *              Director           June 11, 1996
- ---------------------------
R. Douglas Trezise
- -----------------------------------------------------------------
                 *              Director           June 11, 1996
- ---------------------------
Ronald C. Yee
=================================================================

                INDEX TO THE FINANCIAL STATEMENTS AND SCHEDULE

                                  ---------


                                                                   PAGES
                                                                   -----

REPORT OF INDEPENDENT ACCOUNTANTS                                   F-2

BALANCE SHEET, DECEMBER 31, 1995 AND 1994                           F-3

STATEMENT OF OPERATIONS FOR THE YEARS ENDED
           DECEMBER 31, 1995, 1994 AND 1993                         F-4

STATEMENT OF SHAREHOLDERS' EQUITY FOR THE YEARS
           ENDED DECEMBER 31, 1995, 1994 AND 1993                   F-5

STATEMENT OF CASH FLOWS FOR THE YEARS ENDED
           DECEMBER 31, 1995, 1994 AND 1993                         F-6

NOTES TO FINANCIAL STATEMENTS                                   F-7  -  F-30

FINANCIAL STATEMENT SCHEDULE:

           Schedule II - Valuation and Qualifying Accounts          F-31

                   [Letterhead of Coopers & Lybrand L.L.P.]



                       Report of Independent Accountants



To the Board of Directors and Shareholders of Metropolitan Realty Corporation:

We have audited the financial statements and the financial statement schedule of Metropolitan Realty Corporation listed on page F-1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Realty Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.


Detroit, Michigan
March 15, 1996


                        METROPOLITAN REALTY CORPORATION

                   BALANCE SHEET, December 31, 1995 and 1994


                                                                          1995             1994
                                                                          ----             ----
ASSETS

Cash and cash equivalents .........................................   $  2,446,221    $  3,529,334

Marketable securities .............................................     13,326,733      10,783,048

Mortgage notes receivable:
   Notes, earning .................................................     22,757,998      22,155,822
   Notes, related party ...........................................      4,206,330       4,238,157
   Allowance for loan losses ......................................     (1,600,000)     (1,000,000)
                                                                      ------------    ------------
                                                                        25,364,328      25,393,979
Real estate owned:
   Foreclosed property held for sale, net of accumulated
    depreciation of $65,866 at December 31, 1994 ..................             --       2,034,134
   Valuation allowance ............................................             --      (1,134,134)
                                                                      ------------    ------------
                                                                                --         900,000

Accrued interest and other receivables ............................        282,620         255,724

Other assets ......................................................        340,999         163,083
                                                                      ------------    ------------

                     Total assets .................................   $ 41,760,901    $ 41,025,168
                                                                      ============    ============



LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable:
    Shareholder ...................................................   $      5,500    $      9,036
    Trade .........................................................        120,032         175,869
  Deferred income .................................................        153,952         129,552
  Deposits from borrowers for property taxes ......................        146,385         163,452
  Security deposits ...............................................             --          66,087
  Other ...........................................................          1,705           1,748
                                                                      ------------    ------------

                     Total liabilities ............................        427,574         545,744
                                                                      ------------    ------------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; no shares issued and outstanding ..................             --              --
  Common stock, $.01 par value; 25,000,000 shares
    authorized; 4,532,169 shares issued and
    outstanding ...................................................         45,322          45,322
  Additional paid-in-capital ......................................     43,355,529      43,355,529
  Unrealized holding gains (losses) on marketable securities
     available for sale ...........................................         47,690        (356,949)
  Distributions in excess of net investment income ................     (2,115,214)     (2,564,478)
                                                                      ------------    ------------

                     Total shareholders' equity ...................     41,333,327      40,479,424
                                                                      ------------    ------------

                         Total liabilities and shareholders' equity   $ 41,760,901    $ 41,025,168
                                                                      ============    ============

   The accompanying notes are an integral part of the financial statements.


                        METROPOLITAN REALTY CORPORATION

                            STATEMENT OF OPERATIONS
             for the years ended December 31, 1995, 1994 and 1993



                                                   1995           1994          1993
                                                   ----           ----          ----
Income:

  Interest income:

           From mortgage notes                  $ 2,363,121   $ 2,678,387    $ 2,705,726

           From mortgage notes, related party       391,854       394,843        408,150

  Investment income                                 866,168       555,849        475,322

  Miscellaneous income                              142,916       228,949        126,787
                                                -----------   -----------    -----------

          Total income                            3,764,059     3,858,028      3,715,985
                                                -----------   -----------    -----------

Operating expenses:

  Change in allowance for loan losses               600,000      (461,500)            --

  General and administrative                        841,903       436,562        583,925

  Net loss from foreclosed
    property held for sale                          331,953     1,295,416        337,699

  Amortization of organization costs                     --            --         93,463
                                                -----------   -----------    -----------

          Total operating expenses                1,773,856     1,270,478      1,015,087
                                                -----------   -----------    -----------

          Net investment income                 $ 1,990,203   $ 2,587,550    $ 2,700,898
                                                ===========   ===========    ===========

Net investment income per share                 $       .44   $       .57    $       .60
                                                ===========   ===========    ===========

Weighted average shares of common stock
  outstanding                                     4,532,169     4,532,169      4,532,169
                                                ===========   ===========    ===========

   The accompanying notes are an integral part of the financial statements.


                        METROPOLITAN REALTY CORPORATION

                       STATEMENT OF SHAREHOLDERS' EQUITY
             for the years ended December 31, 1995, 1994 and 1993


                                          Common Stock                         Unrealized      Distributions
                                          ------------                        Holding Gains     in Excess of
                                                                Additional     (Losses) on           Net          Total
                                                                  Paid-in       Marketable       Investment    Shareholders'
                                      Shares           Amount     Capital       Securities        Income1         Equity
                                      ------           ------   ----------    -------------     ------------   -------------
Balances at January 1, 1993          4,532,169        $45,322   $ 43,355,529                   $ (2,550,289)   $ 40,850,562

Net investment income                                                                             2,700,898       2,700,898

Cash dividend of $.54 per share                                                                  (2,447,371)     (2,447,371)
                                     ---------        -------   ------------                   ------------    ------------

Balances at December 31, 1993        4,532,169         45,322     43,355,529                     (2,296,762)     41,104,089

Net investment income                                                                             2,587,550       2,587,550

Cash dividend of $.63 per share                                                                  (2,855,266)     (2,855,266)

Adjustment to beginning balance                                                $      3,624                           3,624
  for change in accounting
  principle (Note 2)

Change in unrealized holding                                                       (360,573)                       (360,573)
  gains (losses) on marketable
  securities
                                     ---------        -------   ------------   ------------    ------------    ------------
Balances at December 31, 1994        4,532,169         45,322   $ 43,355,529       (356,949)     (2,564,478)     40,479,424

Net investment income                                                                             1,990,203       1,990,203

Change in unrealized holding                                                        404,639                         404,639
  gains (losses) on marketable
  securities

Cash dividend of $.34 per share                                                                  (1,540,939)     (1,540,939)
                                     ---------        -------   ------------   ------------    ------------    ------------

Balances at December 31, 1995        4,532,169        $45,322   $ 43,355,529   $     47,690    $ (2,115,214)   $ 41,333,327
                                     =========        =======   ============   ============    ============    ============

- ---------
1   See Note 7 to the financial statements.

   The accompanying notes are an integral part of the financial statements.


                        METROPOLITAN REALTY CORPORATION

                            STATEMENT OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993


                                                                              1995           1994           1993
                                                                              ----           ----           ----
Cash flows from operating activities:
  Net investment income ................................................   $ 1,990,203    $ 2,587,550    $ 2,700,898
                                                                           -----------    -----------    -----------

  Adjustments to reconcile net investment income to net cash provided by operating activities:
    Amortization of net loan origination fees ..........................       (50,095)      (104,008)       (83,832)
    Allowance for loan losses (recovery) expense .......................       600,000       (461,500)            --
    Valuation provision for foreclosed property ........................       314,421        994,134             --
    Depreciation and amortization expense ..............................        43,702         71,012         98,641
    Expiration of commitment and application fees ......................       (15,000)       (22,838)       (21,000)
    Other ..............................................................        23,263         16,557         24,223
    (Increase) decrease in assets:
      Accrued interest and other receivables ...........................       (26,896)       (33,784)        40,085
      Other assets .....................................................      (181,926)      (131,293)           190
    Increase (decrease) in liabilities:
      Accounts payable .................................................       (59,373)        16,615         28,566
      Other liabilities ................................................       (83,197)        24,566         57,050
                                                                           -----------    -----------    -----------

                           Total adjustments ...........................       564,899        369,461        143,923
                                                                           -----------    -----------    -----------

                           Net cash provided by operating
                             activities ................................     2,555,102      2,957,011      2,844,821
                                                                           -----------    -----------    -----------

Cash flows from investing activities:
  Purchases of marketable securities ...................................    (3,507,381)    (4,767,232)            --
  Collections of principal from marketable securities ..................     1,345,072      1,093,691      1,874,708
  Loan disbursements ...................................................      (444,293)      (150,000)    (1,800,000)
  Loan repayments ......................................................       355,151      4,876,191        211,043
  Commitment and loan extension fees received ..........................        73,525         38,000         40,223
  Cash proceeds from sale of foreclosed property, net ..................        92,157             --             --
  Loan origination expenses paid .......................................       (10,237)            --        (15,601)
  Capital expenditures .................................................        (1,270)            --             --
  Other receivable repayments ..........................................            --             --         16,785
                                                                           -----------    -----------    -----------

                           Net cash provided by (used in)
                             investing activities ......................    (2,097,276)     1,090,650        327,158
                                                                           -----------    -----------    -----------

Cash flows used in financing activities,
  dividends paid .......................................................    (1,540,939)    (2,855,266)    (2,447,371)
                                                                           -----------    -----------    -----------

Net increase (decrease) in cash and cash
  equivalents ..........................................................    (1,083,113)     1,192,395        724,608

Cash and cash equivalents, beginning of year ...........................     3,529,334      2,336,939      1,612,331
                                                                           -----------    -----------    -----------

Cash and cash equivalents, end of year .................................   $ 2,446,221    $ 3,529,334    $ 2,336,939
                                                                           ===========    ===========    ===========

Supplemental disclosure of cash flow information, noncash investing activities: Receivable from sale of foreclosed property - $455,000.

   The accompanying notes are an integral part of the financial statements.

                        METROPOLITAN REALTY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


1.         ORGANIZATION:

           Metropolitan Realty Corporation (the "Company"), incorporated November 13, 1986, was organized to qualify as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code. As a REIT, the Company is required to invest most of its assets in real estate assets, cash and government securities. The Company intends to invest substantially all of its assets in mortgage loans to real estate projects located in southeastern Michigan in the counties of Wayne and Macomb. At December 31, 1995, the Company's total mortgage loan portfolio is invested 74% in projects located in the City of Detroit, 11% in projects located in the County of Macomb, and 15% in projects located in the County of Wayne outside of the City of Detroit.

           The Company's mortgage loans include financing for industrial and mixed-use facilities, office buildings, and retail and residential centers. The Company has favored investments that will provide a competitive return and permanent financing for projects which create construction jobs and stimulate the Southeast Michigan economy. All mortgage loans to date are collateralized by a first lien on real property. At December 31, 1995, the Company's largest loan approximates 10% of its total assets, and the carrying value of all mortgage loans approximates 61% of its total assets.

2.         ACCOUNTING POLICIES:

           The preparation of these financial statements, in order to be presented in conformity with generally accepted accounting principles, requires that management use estimates and assumptions regarding events anticipated and transpired, together with their potential effects upon the reported amounts of assets and liabilities, as well as the disclosures and assessments of contingent liabilities at the date of the financial statements, and in determining the reported amounts of revenues, costs and expenses of the reporting periods.
           Actual results could differ from those estimates.

           Cash Equivalents

                     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

           Marketable Securities

                     The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), effective January 1, 1994. Under SFAS No. 115, marketable securities available for sale are carried at market value, and unrealized gains and losses are included in a separate component of shareholders' equity. Shareholders' equity includes net unrealized holding gains on marketable securities of $47,690 at December 31, 1995 ($38,133 related to mortgage-backed securities and $9,557 related to U.S. Treasury

                                   Continued

                        METROPOLITAN REALTY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


2.         ACCOUNTING POLICIES, continued:

           Marketable Securities, continued:

                     notes) and net unrealized holdings losses on marketable mortgage-backed securities of $356,949 at December 31, 1994. Realized gains or losses on sales of securities are determined based upon specific identification. The realized net loss on marketable securities, included in investment income in the accompanying statement of operations, resulted from called mortgaged-backed securities and aggregated $23,263 for the year ended December 31, 1995 and $16,557 for the year ended December 31, 1994. At December 31, 1995 and 1994, all marketable securities are considered available for sale.

           Allowance for Loan Losses

                     The Company adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan", on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The cumulative effect of adopting the provisions of SFAS 114 was not significant.

                     The Company provides for possible losses on its portfolio of mortgage notes receivable based on an evaluation of each mortgage note. In determining the allowance for possible losses, the Company has considered various indicators of value, including market evaluations of the underlying collateral, the cost of money, operating cash flow from the property during the projected holding period and expected capitalization rates applied to the stabilized net operating income of the specified property.

                     The allowance for loan losses is established through charges to earnings in the form of a provision for credit losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for credit losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.


                                   Continued

                        METROPOLITAN REALTY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


2.         ACCOUNTING POLICIES, continued:

           Allowance for Loan Losses, continued:

                     The allowance is based upon management's estimates and ultimate losses may vary from the current estimates. These estimates are reviewed by management at least quarterly, and as adjustments become necessary, they are reported in the statement of operations in the period in which they become known.

           Foreclosed Property Held for Sale

                     Property acquired through loan foreclosure is initially recorded at the lesser of mortgage loan balance or fair value at the date of foreclosure. Losses, if any, attributable to the excess of the recorded investment including accrued interest over fair value are charged to the allowance for loan losses on mortgage loans at the time of foreclosure. A valuation allowance is also established at the time of foreclosure for the estimated costs to sell the property, as the Company is dependent on the liquidation of the property for the recovery of its investment in foreclosed real estate. Subsequent to foreclosure, the property is carried at the lower of cost or fair value less estimated costs to sell. The property's operating income and expenses from the date of foreclosure are reflected in the statement of operations. Depreciation of the property commences one year from the date of foreclosure. Income from guarantor settlements is recognized when received.

           Organization Costs

                     Certain costs related to the organization of the Company were capitalized at cost and amortized on a straight-line basis over 60 months. Organization costs became fully amortized in fiscal 1993.

           Income Taxes

                     The Company intends to operate at all times to qualify as a real estate investment trust under the provisions of the Internal Revenue Code. In general, each year qualification is met, income is not subject to federal income tax at the company level to the extent distributed to shareholders.

           Revenue Recognition

                     Loan origination fees received from the borrower, in excess of loan origination costs paid, are amortized to interest income using the effective interest method over the life of the mortgage loan.


                                   Continued

                        METROPOLITAN REALTY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


2.         ACCOUNTING POLICIES, continued:

           Revenue Recognition, continued:

                     Interest income is accrued when earned. The Company discontinues the accrual of interest income when circumstances exist which cause the collection of interest to be doubtful. The determination to discontinue accruing interest is made after a review by the Company's management of all relevant facts, including delinquency of principal and/or interest, and financial stability of the borrower. The Company classifies loans on which the accrual of interest has been discontinued as nonearning. Interest income on nonaccrual loans is recognized on a cash basis if the future collectibility of the recorded loan balance is expected. When the future collectibility of the recorded loan balance is doubtful, collection of interest will be applied as a reduction to outstanding loan principal. All mortgage loans held by the Company are classified as earning loans at December 31, 1995 and 1994.


3.         MARKETABLE SECURITIES:

           Marketable securities at December 31, 1995 and 1994 consisted of the following:

                                                              1995                           1994
                                                 -----------------------------    --------------------------

                              Interest Rate at
                                  12/31/95           Cost         Market Value        Cost      Market Value
                              -----------------      ----         ------------        ----      ------------
U.S. Treasury Note                   6.125%     $ 3,507,383       $ 3,516,940

Federal National                6.36%-6.44%       5,956,601         5,948,714     $ 6,504,138   $ 6,218,604
Mortgage Association,
pass through

Federal Home Loan               7.92%-8.02%       3,815,059         3,861,079       4,635,859     4,564,444
                                                -----------       -----------     -----------   -----------
Mortgage Corporation,
pass through

                                                $13,279,043       $13,326,733     $11,139,997   $10,783,048
                                                ===========       ===========     ===========   ===========


           The U.S. Treasury note has a scheduled maturity in July 1996. The mortgage-backed securities mature according to payment characteristics of the underlying loans. The ultimate maturity dates of the mortgage-backed securities held by the Company at December 31, 1995 range from January 2017 to August 2024.



                                   Continued

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE:

           Mortgage notes receivable as of dates indicated are summarized as follows:

=============================================================================================================================



                                                                          Final
                                          Interest                      Maturity                     Periodic
        Description                         Rate                          Date                     Payment Terms

- -----------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
First mortgage note                    9.09%                         December 2000     Monthly payments of principal and
on parking garage in                                                                   interest of $35,494 until maturity, at
Detroit, Michigan                                                                      which time the remaining unpaid
                                                                                       principal balance of approximately
                                                                                       $4,010,000 is due. The note may be
                                                                                       prepaid in whole, but not in part, for
                                                                                       a fee ranging from 1 percent to 1.5
                                                                                       percent of the outstanding principal
                                                                                       balance at the time of prepayment.

First mortgage on             10.25% through March 31,                 April 2000      Monthly payments in varying
rehabilitation of             1995 adjusted to 9.26% on                                installments of principal and interest
historic office               April 1, 1995**                                          until maturity, at which time the
building located in                                                                    remaining unpaid principal balance
Detroit, Michigan                                                                      of approximately $1,858,000 is due.
                                                                                       The note may be prepaid in whole,
                                                                                       but not in part, for a set fee based
                                                                                       upon the rate by which the annual
                                                                                       yield on certain U.S. Treasury
                                                                                       securities exceeds the yield on the
                                                                                       note through April 1997, after which
                                                                                       time the fee ranges from 1 percent
                                                                                       to 3 percent of the outstanding
                                                                                       principal balance at the time of
                                                                                       prepayment.

================================================================================================================================
                                                                                                                    Principal
                                                                                                                    Amount of
                                                                           Carrying Amount of                     Loans Subject
                                          Face                          Mortgages at December 31,*                      to
                           Prior        Amount of                       -------------------------                   Delinquent
        Description        Liens        Mortgage              1995                1994                 1993         Principal
                                                                                                                   and Interest
- --------------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
First mortgage note        None        $4,376,000          $4,206,330           $4,238,157          $4,265,018
on parking garage in
Detroit, Michigan

First mortgage on          None         1,900,000           1,812,889            1,836,190           1,703,506
rehabilitation of
historic office
building located in
Detroit, Michigan

- ---------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

** Admustment based on the U.S. Treasury Securities weekly average yield adjusted to a constant maturity of 5 years plus 2.25%.

Continued                         F-11

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, Continued:

=============================================================================================================================



                                                                          Final
                                          Interest                      Maturity                     Periodic
        Description                         Rate                          Date                     Payment Terms

- -----------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
First mortgage                             9.875%                     February 1999     Monthly payments in varying
permanent loan on a                                                                     installments of principal and interest
light industrial                                                                        until maturity, at which time the
building located in                                                                     remaining unpaid principal balance
Plymouth Township,                                                                      of approximately $2,402,000 is due.
Michigan                                                                                The note may be prepaid in whole,
                                                                                        but not in part, for a fee based upon
                                                                                        the rate by which the annual yield
                                                                                        on certain U.S. Treasury securities
                                                                                        exceeds the yield on the note at the
                                                                                        time of prepayment.

First mortgage on                          10.50%                     December 2000     Monthly payments of interest only
day care center                                                                         until January 1993 when payments
located in Plymouth,                                                                    in varying installments of principal
Michigan                                                                                and interest commence until
                                                                                        maturity, at which time the
                                                                                        remaining unpaid principal balance
                                                                                        of approximately $908,000 is due.
                                                                                        The note may be prepaid in whole,
                                                                                        but not in part, for a fee based upon
                                                                                        the rate by which the annual yield
                                                                                        on certain U.S. Treasury securities
                                                                                        exceeds the yield on the note at the
                                                                                        time of prepayment.

================================================================================================================================
                                                                                                                    Principal
                                                                                                                    Amount of
                                                                           Carrying Amount of                     Loans Subject
                                          Face                          Mortgages at December 31,*                      to
                           Prior        Amount of                       -------------------------                   Delinquent
        Description        Liens        Mortgage              1995                1994                 1993         Principal
                                                                                                                   and Interest
- --------------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
First mortgage             None        $2,525,000          $2,445,235          $2,458,787           $2,471,031
permanent loan on a
light industrial
building located in
Plymouth Township,
Michigan

First mortgage on          None           960,000             940,653             945,613              950,070
day care center
located in Plymouth,
Michigan

- ---------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

Continued                                  F-12

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, Continued:

=============================================================================================================================



                                                                          Final
                                          Interest                      Maturity                     Periodic
        Description                         Rate                          Date                     Payment Terms

- -----------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
First mortgage on             9.875% through October 31,             October 2000      Monthly payments in varying
retail tire                   1995 adjusted to 7.25% on                                installments of principal and interest
center located in             November 1, 1995 based on                                until maturity, at which time the
Woodhaven,                    the U.S. Treasury average                                remaining unpaid principal balance
Michigan                      weekly yield adjusted to a                               of approximately $647,000 is due.
                              constant maturity of 5 years                             The note may be prepaid in whole,
                              plus 1.5% at that date                                   but not in part, for a fee of 1 percent
                                                                                       of the outstanding principal balance
                                                                                       or based upon the rate by which the
                                                                                       annual yield on certain U.S.
                                                                                       Treasury securities exceeds the yield
                                                                                       on the note at the time of
                                                                                       prepayment.

First mortgage on             9.50% through February 28,             February 2001     Monthly payments in varying
retail tire center            1996. The interest rate will                             installments of principal and interest
located in Sterling           be adjusted on March 1,                                  until maturity, at which time the
Heights, Michigan             1996 to the U.S. Treasury                                remaining unpaid principal balance
                              weekly average yield                                     of approximately $693,000 is due.
                              adjusted to a constant                                   The note may be prepaid in whole,
                              maturity of 5 years plus 1.5%                            but not in part, for a fee of 1 percent
                                                                                       to 2 percent of the outstanding
                                                                                       principal balance or based upon the
                                                                                       rate by which the annual yield on
                                                                                       certain U.S. Treasury securities
                                                                                       exceeds the yield on the note at the
                                                                                       time of prepayment.

================================================================================================================================
                                                                                                                    Principal
                                                                                                                    Amount of
                                                                           Carrying Amount of                     Loans Subject
                                          Face                          Mortgages at December 31,*                      to
                           Prior        Amount of                       -------------------------                   Delinquent
        Description        Liens        Mortgage              1995                1994                 1993         Principal
                                                                                                                   and Interest
- --------------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
First mortgage on          None        $  695,000          $  669,449           $  673,579          $  676,731
retail tire
center located in
Woodhaven,
Michigan

First mortgage on          None           750,000             719,601              723,425             726,887
retail tire center
located in Sterling
Heights, Michigan

- ---------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

Continued                           F-13

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, Continued:

=============================================================================================================================



                                                                          Final
                                          Interest                      Maturity                     Periodic
        Description                         Rate                          Date                     Payment Terms

- -----------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
First mortgage on                        10.25%                      April 2003        Monthly payments of interest only
office building                                                                        through April 1995 and varying
located in Detroit,                                                                    installments of principal and interest
Michigan                                                                               from May 1995 until maturity, at
                                                                                       which time the remaining unpaid
                                                                                       principal balance of approximately
                                                                                       $1,695,000 is due. The note may be
                                                                                       prepaid in whole, but not in part, at
                                                                                       varying prepayment rates, based on
                                                                                       the date of prepayment.

First mortgage on                        10.50%                      July 1997**       Monthly payments of principal and
Industrial building                                                                    interest of $11,933 until maturity, at
located in Van Buren                                                                   which time the remaining unpaid
Township, Michigan                                                                     principal balance of approximately
                                                                                       $1,185,230 is due. The note may be
                                                                                       prepaid in whole, but not in part, for
                                                                                       a fee based upon the rate by which
                                                                                       the annual yield on certain U.S.
                                                                                       Treasury securities exceeds the yield
                                                                                       on the note at the time of
                                                                                       prepayment.

================================================================================================================================
                                                                                                                    Principal
                                                                                                                    Amount of
                                                                           Carrying Amount of                     Loans Subject
                                          Face                          Mortgages at December 31,*                      to
                           Prior        Amount of                       -------------------------                   Delinquent
        Description        Liens        Mortgage              1995                1994                 1993         Principal
                                                                                                                   and Interest
- --------------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
First mortgage on          None        $1,800,000          $1,741,822           $1,743,332          $1,739,059
office building
located in Detroit,
Michigan

First mortgage on          None          1,250,000                 --                  --            1,212,924
Industrial building
located in Van Buren
Township, Michigan

- ---------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

** On November 9, 1994, the outstanding principal balance of this mortgage note was prepaid. The Company also received a prepayment penalty of approximately $114,000.

Continued                           F-14

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, Continued:

=============================================================================================================================



                                                                          Final
                                          Interest                      Maturity                     Periodic
        Description                         Rate                          Date                     Payment Terms

- -----------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
Renovation of office          1% Over Prime (Prime Rate              July 1997         Monthly payments in varying
building located in           at December 31, 1995 was                                 installments of interest until
Detroit, Michigan             8.5%)                                                    maturity, at which time it is
                                                                                       anticipated that it will convert to a
                                                                                       permanent loan. The construction
                                                                                       note may be prepaid in whole, but
                                                                                       not in part, for a fee based upon the
                                                                                       rate by which the annual yield on
                                                                                       certain U.S. Treasury Securities
                                                                                       exceeds the yield on the rate at the
                                                                                       time of prepayment.

================================================================================================================================
                                                                                                                    Principal
                                                                                                                    Amount of
                                                                           Carrying Amount of                     Loans Subject
                                          Face                          Mortgages at December 31,*                      to
                           Prior        Amount of                       -------------------------                   Delinquent
        Description        Liens        Mortgage              1995                1994                 1993         Principal
                                                                                                                   and Interest
- --------------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
Renovation of office       None        $1,365,000          $420,406                 --                  --
building located in                    (of which
Detroit, Michigan                      $921,000 is
                                       undisbursed at
                                       December 31,
                                       1995)

- ---------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

Continued                              F-15

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, Continued:

=============================================================================================================================



                                                                          Final
                                          Interest                      Maturity                     Periodic
        Description                         Rate                          Date                     Payment Terms

- -----------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Shopping Centers:
Shopping center               10.50% through December                December 1999     Monthly payments in varying
located in Detroit,           31, 1994 adjusted to                                     installments of principal and interest
Michigan                      10.875% on January 1,                                    until maturity, at which time the
                              1995**                                                   remaining unpaid principal balance
                                                                                       of approximately $941,000 is due.
                                                                                       The note may be prepaid in whole,
                                                                                       but not in part, for a fee ranging
                                                                                       from 1 percent to 5 percent of the
                                                                                       outstanding principal balance or
                                                                                       based upon the rate by which the
                                                                                       annual yield on certain U.S.
                                                                                       Treasury securities exceeds the yield
                                                                                       on the note at the time of
                                                                                       prepayment.

Shopping center                            9.3752%                   January 2000      Monthly payments of principal and
located in Sterling                                                                    interest of $18,298 until maturity, at
Heights, Michigan                                                                      which time the remaining unpaid
                                                                                       principal balance of approximately
                                                                                       $2,028,000 is due. The note may be
                                                                                       prepaid in whole, but not in part, for
                                                                                       a fee based upon the rate by which
                                                                                       the annual yield on certain U.S.
                                                                                       Treasury securities at the time of
                                                                                       prepayment exceeds the yield on
                                                                                       the note through January 1997. After
                                                                                       such date, the note may be prepaid
                                                                                       without a fee.

================================================================================================================================
                                                                                                                    Principal
                                                                                                                    Amount of
                                                                           Carrying Amount of                     Loans Subject
                                          Face                          Mortgages at December 31,*                      to
                           Prior        Amount of                       -------------------------                   Delinquent
        Description        Liens        Mortgage              1995                1994                 1993         Principal
                                                                                                                   and Interest
- --------------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Shopping Centers:
Shopping center            None        $1,080,500          $  965,898           $  971,030          $  975,153
located in Detroit,
Michigan

Shopping center            None         2,200,000           2,111,851            $2,127,504          2,141,578
located in Sterling
Heights, Michigan

- ---------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

** Adjustment based on the U.S. Treasury Securities weekly average yield adjusted to constant maturity of 5 years plus 3%.

Continued                           F-16

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, Continued:

=============================================================================================================================



                                                                          Final
                                          Interest                      Maturity                     Periodic
        Description                         Rate                          Date                     Payment Terms

- -----------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Shopping Centers:
Shopping center                             9.17%                    June 1994         Monthly payments of interest only of
located in St. Clair                                                                   $25,218 until maturity, at which
Shores, Michigan                                                                       time the remaining unpaid principal
                                                                                       balance of $3,300,000 is due.

Rehabilitation of                          11.25%                    October 2000      Monthly payments of principal and
shopping center                                                                        interest of $16,471 until maturity, at
located in Detroit,                                                                    which time the remaining unpaid
Michigan                                                                               principal balance of approximately
                                                                                       $1,477,000 is due. The note may be
                                                                                       prepaid in whole, but not in part, for
                                                                                       a fee based upon the rate by which
                                                                                       the annual yield on certain U.S.
                                                                                       Treasury securities exceeds the yield
                                                                                       on the note at the time of
                                                                                       prepayment.

Rehabilitation of                          11.25%                    October 2000      Monthly payments of principal and
shopping center                                                                        interest of $21,961 until maturity, at
located in Detroit,                                                                    which time the remaining unpaid
Michigan                                                                               principal balance of approximately
                                                                                       $1,969,000 is due. The loan may be
                                                                                       prepaid in whole, but not in part,
                                                                                       and may require payment of a fee
                                                                                       based upon the rate by which the
                                                                                       annual yield on certain U.S.
                                                                                       Treasury securities exceeds the yield
                                                                                       on the note at the time of
                                                                                       prepayment.

================================================================================================================================
                                                                                                                    Principal
                                                                                                                    Amount of
                                                                           Carrying Amount of                     Loans Subject
                                          Face                          Mortgages at December 31,*                      to
                           Prior        Amount of                       -------------------------                   Delinquent
        Description        Liens        Mortgage              1995                1994                 1993         Principal
                                                                                                                   and Interest
- --------------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Shopping Centers:
Shopping center            None        $3,300,000                 --                   --           $3,300,000
located in St. Clair
Shores, Michigan

Rehabilitation of          None         1,650,000          $1,575,680           $1,589,953           1,602,673
shopping center
located in Detroit,
Michigan

Rehabilitation of          None         2,200,000           2,100,907            2,119,938           2,136,897
shopping center
located in Detroit,
Michigan

- ---------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

Continued                          F-17

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, Continued:

=============================================================================================================================



                                                                          Final
                                          Interest                      Maturity                     Periodic
        Description                         Rate                          Date                     Payment Terms

- -----------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Shopping Centers:
Shopping center                            10.25%                      April 1997      Monthly payments in varying
located in Detroit,                         and                                        installments of principal and interest
Michigan                                    9.75%                                      until maturity, at which time the
                                                                                       remaining unpaid principal balance
                                                                                       of approximately $2,277,000 is due.
                                                                                       The note may be prepaid in whole,
                                                                                       but not in part, for a fee based upon
                                                                                       the rate by which the annual yield
                                                                                       on certain U.S. Treasury securities
                                                                                       exceeds the yield on the note at the
                                                                                       time of prepayment.

================================================================================================================================
                                                                                                                    Principal
                                                                                                                    Amount of
                                                                           Carrying Amount of                     Loans Subject
                                          Face                          Mortgages at December 31,*                      to
                           Prior        Amount of                       -------------------------                   Delinquent
        Description        Liens        Mortgage              1995                1994                 1993         Principal
                                                                                                                   and Interest
- --------------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Shopping Centers:
Shopping center            None        $2,500,000          $2,329,018           $2,362,444          $2,392,384
located in Detroit,
Michigan

- ---------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

Continued                            F-18

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, Continued:


=============================================================================================================================



                                                                          Final
                                          Interest                      Maturity                     Periodic
        Description                         Rate                          Date                     Payment Terms

- -----------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Apartment Buildings:
Renovation of 75-                           8.0%                       August 2000     Monthly payments of interest only
unit building located                        and                                       through April 1994 and varying
in Detroit, Michigan                        9.5%                                       installments of principal and interest
                                                                                       from May 1994 until maturity, at
                                                                                       which time the remaining unpaid
                                                                                       principal balance of approximately
                                                                                       $1,284,000 is due. The note may be
                                                                                       prepaid in whole, but not in part,
                                                                                       and may require payment of a fee
                                                                                       based upon the rate by which the
                                                                                       annual yield on certain U.S.
                                                                                       Treasury securities exceeds the yield
                                                                                       on the note at the time of
                                                                                       prepayment.

================================================================================================================================
                                                                                                                    Principal
                                                                                                                    Amount of
                                                                           Carrying Amount of                     Loans Subject
                                          Face                          Mortgages at December 31,*                      to
                           Prior        Amount of                       -------------------------                   Delinquent
        Description        Liens        Mortgage              1995                1994                 1993         Principal
                                                                                                                   and Interest
- --------------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Apartment Buildings:
Renovation of 75-          None        $1,260,000**        $1,361,789           $1,369,349          $1,369,463
unit building located
in Detroit, Michigan

- ---------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

** During 1993, the Company modified the terms of this mortgage note, pursuant to which approximately $125,000 of interest was added to the principal balance of the mortgage.

Continued                             F-19

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, Continued:

=============================================================================================================================



                                                                          Final
                                          Interest                      Maturity                     Periodic
        Description                         Rate                          Date                     Payment Terms

- -----------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Apartment Buildings:
Renovation of 54-                            9.25%                   September 2000    Monthly payments of principal and
unit building located                                                                  interest of $5,800 until maturity, at
in Detroit, Michigan                                                                   which time the remaining unpaid
                                                                                       principal balance of approximately
                                                                                       $557,000 is due. The note may be
                                                                                       prepaid in whole, but not in part,
                                                                                       and may require payment of a fee
                                                                                       based upon the rate by which the
                                                                                       annual yield on certain U.S.
                                                                                       Treasury securities exceeds the yield
                                                                                       on the note at the time of
                                                                                       prepayment.**

24-unit building                            10.25%                   January 2001      Monthly payments in varying
located in Detroit,                                                                    installments of principal and interest
Michigan                                                                               until maturity, at which time the
                                                                                       remaining unpaid principal balance
                                                                                       of approximately $241,000 is due.
                                                                                       The note may be prepaid in whole,
                                                                                       but not in part, and may require
                                                                                       payment of a fee based upon the
                                                                                       rate by which the annual yield on
                                                                                       certain U.S. Treasury securities
                                                                                       exceeds the yield on the note at the
                                                                                       time of prepayment.

================================================================================================================================
                                                                                                                    Principal
                                                                                                                    Amount of
                                                                           Carrying Amount of                     Loans Subject
                                          Face                          Mortgages at December 31,*                      to
                           Prior        Amount of                       -------------------------                   Delinquent
        Description        Liens        Mortgage              1995                1994                 1993         Principal
                                                                                                                   and Interest
- --------------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Apartment Buildings:
Renovation of 54-          None        $728,000            $614,211             $622,842            $703,403
unit building located
in Detroit, Michigan

24-unit building           None         275,000             258,623              261,166             263,451
located in Detroit,
Michigan

- ---------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

** In December 1994, the Company modified the terms of this loan pursuant to which $75,000 of principal was prepaid and the interest rate was reduced from 11% to 9.25%.


Continued                           F-20

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, Continued:

=============================================================================================================================



                                                                          Final
                                          Interest                      Maturity                     Periodic
        Description                         Rate                          Date                     Payment Terms

- -----------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Apartment Buildings:
Renovation of 167                     10.25% and 12.25%                April 1997      Monthly payments in varying
unit building located                                                                  installments of principal and interest
in Detroit, Michigan                                                                   until maturity, at which time the
                                                                                       remaining unpaid principal balance
                                                                                       of approximately $1,910,857 is due.
                                                                                       The note may be prepaid in whole,
                                                                                       but not in part, for a fee based upon
                                                                                       the rate by which the annual yield
                                                                                       on certain U.S. Treasury securities
                                                                                       exceeds the yield on the note at the
                                                                                       time of prepayment.

205-unit high-rise                         10.00%                      August 2000     Monthly payments in varying
apartment building                                                                     installments of principal and interest
located in Detroit,                                                                    until maturity, at which time the
Michigan                                                                               remaining unpaid principal balance
                                                                                       is due. The note may be prepaid in
                                                                                       whole or in part at anytime.

================================================================================================================================
                                                                                                                    Principal
                                                                                                                    Amount of
                                                                           Carrying Amount of                     Loans Subject
                                          Face                          Mortgages at December 31,*                      to
                           Prior        Amount of                       -------------------------                   Delinquent
        Description        Liens        Mortgage              1995                1994                 1993         Principal
                                                                                                                   and Interest
- --------------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Apartment Buildings:
Renovation of 167          None        $      2,500,000    $      2,239,156     $      2,350,670    $     2,418,934
unit building located
in Detroit, Michigan

205-unit high-rise         None                 455,000             450,810                   --                 --
apartment building
located in Detroit,
Michigan
                                       ----------------    ----------------     ----------------    ---------------
                                             33,769,500          26,964,328           26,393,979         31,049,162        --
Allowance for
loan losses                                                      (1,600,000)          (1,000,000)        (1,461,500)
                                       ----------------    ----------------     ----------------    ---------------
Mortgage notes
receivable, net of
allowance for loan
losses                                 $     33,769,500    $     25,364,328     $     25,393,979    $    29,587,662        --
                                       ================    ================     ================    ===============

- ---------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

Continued                          F-21

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, Continued:


Aggregate, contractual annual maturities of mortgage note receivable principal are as follows:

           1996                                     $   440,034
           1997                                       5,088,625
           1998                                         283,573
           1999                                       3,631,394
           2000                                      15,361,258
           2001 and after                             2,403,406
                                                    -----------
                                                     27,208,290
Less unamortized net loan
  origination fees                                      243,962
                                                    -----------
                                                    $26,964,328
                                                    ===========

Continued                        F-22

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, continued:

           A reconciliation of the carrying value of mortgage notes receivable for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                              December 31,
                                                --------------------------------------------
                                                    1995           1994             1993
                                                    ----           ----             ----
Mortgage notes receivable:
Balance, beginning of year                      $ 26,393,979    $ 31,049,162    $ 29,328,358
                                                ------------    ------------    ------------

Additions:
    New mortgage loans                               899,293         150,000       1,800,000
    Amortization of net loan origination fees         50,095         104,008          60,946
    Amortization of loan discount                         --              --          22,886
    Interest deferred until maturity
       of mortgage loan                                   --              --         124,550
                                                ------------    ------------    ------------

                     Total additions                 949,388         254,008       2,008,382
                                                ------------    ------------    ------------

Deductions:
    Collections of principal                        (355,151)     (4,876,191)       (211,043)
    Loan origination fees received                   (23,888)        (33,000)        (76,535)
                                                ------------    ------------    ------------

                     Total deductions               (379,039)     (4,909,191)       (287,578)
                                                ------------    ------------    ------------

Balance, close of year                            26,964,328      26,393,979      31,049,162
                                                ------------    ------------    ------------

Allowance for loan losses:
Balance, beginning of year                        (1,000,000)     (1,461,500)     (1,461,500)
                                                ------------    ------------    ------------

(Provisions to) recovery from operations            (600,000)        461,000              --

Balance, close of year                            (1,600,000)     (1,000,000)     (1,461,500)
                                                ------------    ------------    ------------

Mortgage notes receivable, net of
    allowance for loan losses                   $ 25,364,328    $ 25,393,979    $ 29,587,662
                                                ============    ============    ============

During the year ended December 31, 1995, the Company earned approximately $392,000 or 10.4% of its total income on one mortgage note with a carrying value of approximately $4,206,000.

Two mortgage notes carried at an aggregate carrying value of approximately $3,677,000; four mortgage notes carried at an aggregate carrying value of approximately $3,201,000 and two mortgage notes carried at an aggregate carrying value of approximately $2,162,228 at December 31, 1995, made with entities affiliated through common ownership earned the Company $423,940, $313,898 and $204,687, respectively, during the year ended December 31, 1995.

                                   Continued
                                     F-23

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, continued:

           The Company evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realizable value. In making its evaluations, the Company has assumed that it will be able to acquire property collateralizing mortgage loans by foreclosure, if deemed appropriate, and hold and dispose of such assets and real estate currently owned in the ordinary course of business to maximize the return to the Company. The evaluations and related assumptions are dependent upon current estimates of future operations, proceeds, costs, events and general market and economic conditions all of which are influenced by many unpredictable factors. Accordingly, the ultimate realizations of the Company's investments, including future income, may differ from amounts presently estimated.

           The Company had maintained an allowance for doubtful accounts of $1,461,500 from December 31, 1992 through the third quarter of 1994 to reflect the expected recoverable cash flows from three troubled loans. During 1994, the cash flows generated by one of the above loans which had previously been in default, collateralized by a shopping center, increased significantly. As this increase was supported by an improvement in tenant base, the Company determined at December 31, 1994 that this loan no longer required a loss reserve. The loan loss reserve was reduced, accordingly, by $461,500 during the fourth quarter of 1994 to $1,000,000. The other loan with an affiliated borrower, which was also formerly in default, had not exhibited the same magnitude of improvement in cash flows and tenants during 1994. The loan loss reserve, however, was further reduced by $250,000 in the second quarter of 1995, based on the Company's determination that the continued assignment of rents reduced the risk of loss associated with this loan.

           During the third quarter of 1995, the Company determined that an $850,000 increase in the allowance related to certain loans was necessary as a result of the continued deterioration of the underlying collateral and limited market rent potential on these loans. In its analysis of the adequacy of the allowance for loan losses, the Company used operating cash flow analyses and other information obtained through an independent valuation of the Company's mortgage portfolio performed in conjunction with the proposed restructuring discussed in Note 11. The Company believes that the allowance for loan losses of $1,600,000 at December 31, 1995 is adequate to properly reflect the portfolio of mortgage loans at estimated net realizable value.

           The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), as amended by SFAS 118, on January 1, 1995. Under these new standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the discounted cash flows of the underlying collateral. The cumulative effect of adopting the provisions of SFAS No. 114 was not significant. At December 31, 1995, the total recorded investment in impaired loans, as defined by SFAS 114, was $5,308,000. The allowance related to these loans totaled $1,600,000 at December 31, 1995. The average recorded investment in impaired loans was approximately $5,328,000 and interest income was $536,117 for the

                                   Continued
                                     F-24

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, continued:

           year ended December 31, 1995. All impaired loans were classified as earning loans during 1995, with interest income recognized on an accrual basis.


5.         REAL ESTATE OWNED:

           At December 23, 1992, the Company obtained an apartment building located in Detroit, Michigan, through a foreclosure sale. This property was the collateral for a construction loan under which the borrower defaulted during 1992. The carrying value of the property was written down to its estimated fair value at the time of foreclosure of $2,100,000, based upon a July 1992 independent appraisal, net of a $140,000 valuation allowance for the estimated costs to sell the property. At December 31, 1994, the carrying value of the property was reduced to $900,000 to reflect an updated property valuation based on the results of the Company's marketing efforts to locate a buyer for the property. The carrying value of the property was further written down to $555,000 during the quarter ended June 30, 1995 as the result of an offer to purchase the property.


           On August 1, 1995, the sale of this property was consummated. In accordance with the terms of the purchase agreement, the Company received $100,000 of the purchase price at the August 1, 1995 settlement date. The remaining $455,000 of the purchase price will be paid, pursuant to the terms of a mortgage note bearing interest at 10% per annum, in monthly installments of principal and interest of $4,889 commencing in September 1995 until maturity in August 2000, at which time the remaining unpaid principal of approximately $375,000 is due. The mortgage note is guaranteed by the borrower and may be prepaid in whole or in part at any time.

           The property's operating income and expenses from the date of foreclosure are reflected in the statement of operations. The net loss from foreclosed property held for sale, for the years ended December 31, 1995, 1994, and 1993 totaled $331,953, $1,295,416 and
           $337,699 and consisted of the following:


                                   Continued
                                     F-25

                        METROPOLITAN REALTY CORPORATION

5.         REAL ESTATE OWNED, continued:


                               1995         1994         1993
                               ----         ----         ----
Rental income              $  432,292   $  661,679   $  553,668
                           ----------   ----------   ----------

Expenses:
  Operating expenses          380,011      840,950      834,503
  Valuation provision         314,421      994,134           --
  Depreciation expense         38,422       65,866           --
  Management fees              23,779       37,538       40,123
  Professional fees             7,612       18,607       16,741
                           ----------   ----------   ----------

    Total expenses            764,245    1,957,095      891,367
                           ----------   ----------   ----------

Net loss from foreclosed
  property held for sale   $  331,953   $1,295,416   $  337,699
                           ==========   ==========   ==========



6.         FINANCIAL INSTRUMENTS:

           The estimated fair value of financial instruments held by the Company at December 31, 1995 and 1994, and the valuation techniques used to estimate the fair value, were as follows:


                                               1995                               1994
                                              ------                             ------
                                      Carrying       Estimated          Carrying       Estimated
                                       Value         Fair Value           Value        Fair Value
                                      --------       ----------         --------       ----------
Cash and cash equivalents           $ 2,446,221      $ 2,446,221      $ 3,529,334      $ 3,529,334

Marketable securities                13,326,733       13,374,423       10,783,048       10,426,099

Mortgage notes receivable, net       25,364,328       25,490,028       25,393,979       25,203,520

Accrued interest and other              282,620          282,620          255,724          255,724
receivables

Accounts payable                        125,532          125,532          184,905          184,905

           Cash and cash equivalents     --     The carrying amount is a
                                                reasonable estimate of fair
                                                value.

           Marketable securities         --     The estimated fair value of
                                                marketable securities is
                                                estimated based on quoted
                                                market prices.



                                   Continued
                                     F-26

                        METROPOLITAN REALTY CORPORATION

6.         FINANCIAL INSTRUMENTS, continued:


           Mortgage notes receivable,
           net                           --     The fair value of mortgage
                                                notes receivable is estimated
                                                by discounting future cash
                                                flows using an estimated
                                                discount rate which reflects
                                                the current credit, interest
                                                rate and prepayment risks
                                                associated with similar types
                                                of instruments.

           Accrued interest and other
           receivables                   --     The carrying amount is a
                                                reasonable estimate of fair
                                                value.

           Accounts payable              --     The carrying amount is a
                                                reasonable estimate of fair
                                                value.

7.         FEDERAL INCOME TAX:

           A real estate investment trust is not subject to federal income tax on taxable income distributed to its shareholders during its fiscal year and subsequent year, but prior to filing its federal tax return. If, however, the real estate investment trust has retained income within the limits allowed under the federal tax laws, it must pay tax at corporate rates on its undistributed income. Furthermore, if the real estate investment trust fails to distribute, during the fiscal year, an amount equal to 85% of its taxable income for that year, it is subject to a 4% excise tax on the shortfall. The excise tax is not deductible for federal income tax purposes. Income for tax and financial reporting purposes is reconciled as follows:



                                   Continued
                                     F-27

                        METROPOLITAN REALTY CORPORATION

7.         FEDERAL INCOME TAX, continued:

- -------------------------------------------------------------------------------------------------
                                                           1995           1994           1993
                                                           ----           ----           ----
- -------------------------------------------------------------------------------------------------
Investment income before income
tax on undistributed earnings                           $ 1,990,203    $ 2,587,550    $ 2,700,898


Increase (decrease) in taxable income resulting from:

    Loan origination and appli-
      cation fees, net                                        8,430        (88,845)       (57,324)

    Provision for valuation
      allowances, net                                       914,421        532,634             --

    Realized loss on sale of
      foreclosed property                                (1,566,594)            --             --

    Bad debt expense                                             --       (312,000)            --

    Dividends declared on
      investment income                                  (1,314,329)    (2,764,623)    (2,673,980)


    Other, net                                              (32,131)        45,284         30,406
                                                        -----------    -----------    -----------

      Taxable investment income                                  --             --             --
                                                        ===========    ===========    ===========


8.         RELATED PARTY TRANSACTIONS:

           The Company was involved in various transactions with affiliates as follows:

           o One of the Company's legal counselors is also a member of the Company's Board of Directors. Fees for legal services provided by the director's law firm amount to $306,394, $153,296 and $57,599 for the years ended December 31, 1995, 1994 and 1993, respectively, of which $227,586 and $70,076 of the fees earned in 1995 and 1994, respectively, relate to the transaction discussed in Note
                     11. Accrued legal fees of $30,860 and $22,524 are included in accounts payable in the accompanying balance sheet at December 31, 1995 and 1994, respectively.


                                   Continued
                                     F-28

                        METROPOLITAN REALTY CORPORATION

8.         RELATED PARTY TRANSACTIONS, continued:

           o Fees aggregating $23,920, $19,831, and $19,261 for the years ended December 31, 1995, 1994 and 1993, respectively, were earned by a shareholder of the Company for providing various investment and other services to the Company.

           o Consulting fees under a contractual agreement aggregating $44,520, $42,400 and $40,000 were earned by an officer of the Company in 1995, 1994 and 1993 respectively.

           o During 1995, one of the Company's board members became the vice president of an entity which has a mortgage note with the Company. The carrying amount of the mortgage note receivable totaled $4,206,330 and $4,238,157 at December 31, 1995 and 1994, respectively and earned the Company $391,854, $394,843 and $408,150 during the years ended December 31, 1995, 1994 and 1993, respectively.

9.         DIVIDEND DECLARATION:

           Under pertinent provisions of the Internal Revenue Code, a real estate investment trust may consider a dividend declared in a subsequent year to be a distribution of income of the immediately prior year and thus reduce income subject to income tax. On March 13, 1996, the Board of Directors of the Company declared a cash dividend of $.11 per share of common stock to its shareholders of record on March 25, 1996, payable on March 29, 1996. Of this dividend, $.01 will be paid from income earned by the Company in 1995. This dividend will be taxable to shareholders as ordinary income.

10.        COMMITMENTS:

           At December 31, 1995, the Company had outstanding loan commitments aggregating $921,000.

11.        OTHER:

           On September 8, 1995, the Company's Board of Directors gave its approval for a proposed restructuring of the Company into a limited liability company ("LLC") and the generation of additional capital through the LLC. The Company expects to raise new capital of $25 to $50 million through the private placement of securities by the LLC. Distributions to current company shareholders under the proposed LLC restructuring are expected to remain consistent with current levels. At December 31, 1995, $626,000 of professional fees have been incurred in connection with this transaction, of which $313,000 have been deferred.


                                   Continued
                                     F-29

                        METROPOLITAN REALTY CORPORATION

12.        INTERIM FINANCIAL INFORMATION (unaudited):



=======================================================================
                                                         Net Investment
                        Total        Net Investment      Income (Loss)
Quarters Ended         Income         Income (Loss)        per Share
- -----------------------------------------------------------------------
Fiscal 1995

December 31         $   913,133        $   674,776         $    .15
September 30            973,527           (183,720)            (.04)(1)
June 30                 926,886            736,626              .16
March 31                950,513            762,521              .17
                    -----------        -----------         --------

                    $ 3,764,059        $ 1,990,203         $    .44
                    ===========        ===========         ========



Fiscal 1994

December 31         $ 1,052,728        $   250,564         $    .05(2)
September 30            937,150            814,839              .18
June 30                 929,888            809,875              .18
March 31                938,262            712,272              .16
                    -----------        -----------         --------

                    $ 3,858,028        $ 2,587,550         $    .57
                    ===========        ===========         ========

- --------
     1 The results of operations for the third quarter of fiscal year 1995 include a $850,000 increase in the allowance for loan losses and a $200,000 increase in general and administrative expenses for costs associated with the Company's proposed restructuring into a limited liability company. See Notes 4 and 11 to the financial statements.

     2 The results of operations for the fourth quarter of fiscal year 1994 include a $994,000 increase in the valuation provision for foreclosed property held for sale offset by a $462,000 decrease in the allowance for loan losses and recognition of $114,000 in income from loan prepayment penalties. See Notes 4 and 5 to the financial statements.


                        METROPOLITAN REALTY CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
             for the years ended December 31, 1995, 1994 and 1993

=======================================================================================================
                                       Additions,          Charged                           Balance
                                       Charged to       (Credited) to                          at
                      Balance at        Costs and           Other                           December
      Description      January 1        Expenses          Accounts         Deductions          31
- -------------------------------------------------------------------------------------------------------
Allowance for
Loan Losses:

   1995                 $1,000,000        $600,000                                           $1,600,000

   1994                  1,461,500                                       $ (461,500)(1)       1,000,000

   1993                  1,461,500                                                            1,461,500

Valuation
Allowance:

   1995                  1,134,134         314,421                       (1,448,555)(2)              --

   1994                    140,000         994,134                                            1,134,134

   1993                    140,000                                                              140,000

- ---------
1 Decrease in allowance for loan losses was charged against operating expenses.

2  Foreclosed property sold in 1995.


                                     F-31


