Form 10-K
period 1996-12-31
METROPOLITAN REALTY CO LLC
filed 1997-03-31
CIK 1003951

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

                                      OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the transition period from______________to
        ___________


                             Commission File No._____________

                     METROPOLITAN REALTY COMPANY, L.L.C.
            (Exact name of registrant as specified in its charter)

        Delaware                                      38-3260057
(State of incorporation)                 (I.R.S. Employer Identification No.)


                           535 Griswold, Suite 748
                           Detroit, Michigan 48226
                   (Address of principal executive offices)

             Registrant's Telephone Number, including area code:
                                (313) 961-5552

         Securities registered pursuant to Section 12(b) of the Act:
                                    None.

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

                               YES__X ___ NO_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.

                               YES_____ NO__X___

The aggregate market value of the Registrant's membership interests held by non-affiliates as of December 6, 1996 was $4,713,206, of which $4,608,206 was attributable to Class A Membership Interests and $105,000 was attributable to Class B Membership Interests.








                     METROPOLITAN REALTY COMPANY, L.L.C.

                     INDEX TO ANNUAL REPORT ON FORM 10-K
                (For the Fiscal Year Ended December 31, 1996)


                                                                                Page
                                                                                ----
PART I
        ITEM 1.   BUSINESS.........................................................1
        ITEM 2.   PROPERTIES.......................................................2
        ITEM 3.   LEGAL PROCEEDINGS................................................3
        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............3

PART II
        ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS......................................3
        ITEM 6.   SELECTED FINANCIAL DATA..........................................5
        ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..............................6
        ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA*....................11
        ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.............................12

PART III
        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............13
        ITEM 11.  EXECUTIVE COMPENSATION..........................................19
        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT..................................................20
        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................22

PART IV
        ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K.....................................................24



* The Company's financial statements are set forth in the separate financial section which follows page 27 of this Form 10-K and begins on page F-1.








                                    PART I
                                    ------

ITEM 1.        BUSINESS.


        Metropolitan Realty Company, L.L.C., a Delaware limited liability company (the "Company"), is the successor in interest to Metropolitan Realty Corporation (the "Corporation"), a Michigan corporation. The Corporation had operated since 1988 as a qualified real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), and invested in commercial real estate mortgages in southeastern Michigan and other investments. The Company was organized as a Delaware limited liability company on October 23, 1995 for the purpose of implementing the Restructuring described below. Prior to the consummation of the Restructuring, the Company had never conducted any business and had no assets.

Restructuring

        At a special meeting of the shareholders of the Corporation held on December 6, 1996, the shareholders of the Corporation approved and adopted the Agreement and Plan of Dissolution and Restructuring, dated as of September 24, 1996 (the "Restructuring Agreement"), between the Company and the Corporation. Pursuant to the terms of the Restructuring Agreement, effective December 6, 1996, the Corporation transferred all of its assets (the "Class A Assets") to, and the liabilities of the Corporation were assumed by, the Company in exchange for Class A limited liability company membership interests (the "Class A Membership Interests") of the Company. The Corporation was then dissolved, and the Class A Membership Interests were distributed pro rata to the Corporation's shareholders who owned 50,000 shares or more of the Corporation's common stock beneficially or of record on October 9, 1996 (the "Record Date") (the "Majority Shareholders") in liquidation (the "Restructuring"). Holders, beneficially or of record, of fewer than 50,000 shares of the Corporation's common stock (the "Minority Shareholders") as of the Record Date will receive, upon surrender of their shares, a cash payment equal to the book value of their shares as of September 30, 1995 ($9.03 per share) in lieu of the distribution of Class A Membership Interests in the Company. These cash payments will be made exclusively from the Class A Assets.

        Concurrently with the consummation of the Restructuring, the Company offered its Class B Membership Interests in a separate offering to create a new investment pool which is segregated on the books of the Company from the Class A Assets. The total proceeds of the offering of Class B Membership Interests were $22,500,000. The net proceeds of the offering of Class B Membership Interests (the "Class B Assets") will be invested in short-term investments until such time as the proceeds are invested in real estate loans.

Class A Assets

        The Company's Class A mortgage loans include financing for industrial and mixed-use facilities, office buildings, and retail and residential centers. In making such loans, the Corporation favored investments that will provide a competitive return and permanent financing for projects which create construction jobs and stimulate the southeastern Michigan economy. All Class A mortgage loans to date are collateralized by a first lien on real property. At December 31, 1996, the Company's largest Class A loan approximates 9.5% of the Class A Assets, and the carrying value of all Class A mortgage loans approximates 64% of the Class A Assets.

        Class A Assets that have not yet been invested in mortgage loans are primarily invested in marketable mortgage-backed securities and U.S. Treasury Notes until needed for the Company's operations or investments in mortgage loans. As of December 31, 1996, approximately 33% of the Company's Class A Assets remained invested in marketable securities.

Class B Assets

        As of December 31, 1996, the Company has approximately $22,569,000 in net Class B Assets, the majority of which is invested in money market funds. The Company intends to invest the Class B Assets in commercial real estate mortgages in southeastern Michigan and other investments. The Class B mortgage loan investments are to be chosen on the basis of economic merit, including availability, risk and potential return. The Class B Assets will be invested in short-term investments until such time as the assets are invested in mortgage loan investments.

        The Company believes that its mortgage loans and marketable securities will provide a competitive economic return to its members while protecting their capital.

        The Company continues to evaluate real estate projects and intends to liquidate its remaining marketable securities and short-term investments to make additional mortgage loans to qualified projects located in southeastern Michigan. Although the Company has competed and is competing with financial institutions such as banks, insurance companies, savings and loan associations, mortgage bankers, pension funds and other real estate investment vehicles with investment objectives similar to those of the Company, the Company believes it has targeted a market niche which is underserved.

        During 1996, the Corporation had one full-time administrative employee. The day-to-day operations of the Corporation were administered by its Executive Vice President, who serves on a part-time basis under the direction of the President and the Executive Committee of the Corporation. Effective upon the consummation of the Restructuring, the day-to-day operations of the Company are administered by its President, who serves part-time, on a per diem basis, under the direction of the Executive Committee. (See Item 11 - Executive Compensation). Other members of the Managing Board serve without pay as officers and committee members and devote a considerable amount of time to the administration and operations of the Company.

ITEM 2.        PROPERTIES.

        The Company's executive offices are located at Suite 748, 535 Griswold, Detroit, Michigan, 48226. The Company rents this office space under a month-to-month lease which provides for a monthly rental of approximately $1,513, which is comparable to prevailing rentals for similar facilities. The Company's offices are suitable and adequate for the current operations of the Company.

ITEM 3.        LEGAL PROCEEDINGS.

        There are no material legal proceedings pending, or, to the knowledge of the Company, threatened, to which the Company is a party or by which its property may be bound.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the Company's members since the consummation of the Restructuring on December 6, 1996.

                                   PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.

        There is no established public trading market for the Company's Class A Membership Interests and Class B Membership Interests. As of March 25, 1997, there were 118 holders of the Company's Class A Membership Interests and 110 holders of the Company's Class B Membership Interests.

        The Company has not declared or paid any cash distributions on its Class A Membership Interests and Class B Membership Interests since the consummation of the Restructuring on December 6, 1996.

        The Company's Operating Agreement provides that Class A Members will receive pro rata quarterly distributions of 100% of the Class A cash income, less expenses. Distributions of principal will be returned as follows to the Class A Members:

               (i) prior to 2001, the Company may, at its sole option, reinvest any principal returned with respect to real estate investments which are part of the Class A Assets; and

               (ii) beginning in 2001, a Class A Member may elect each year to receive its pro rata share of (x) principal returned with respect to real estate investments which are part of the Class A Assets, and (y) any cash or cash equivalents which are part of the Class A Assets. Any part of the Class A Assets which is not distributed pursuant to the foregoing may, at the option of the Company, be reinvested in real estate investments. Any such election must be made by a Member in writing and must be received by the Company by the November first preceding the fiscal year for which such election is to be effective.

        The Company's Operating Agreement provides that Class B Members will receive pro rata quarterly distributions of 100% of the Class B cash income, less expenses. The Class B Membership Interests have been structured so that payments, beginning in 2000, of principal in the Class B investment pool will be passed through to the Class B Members on an annual basis (or more frequently as determined by the Company's Managing Board). In addition, any cash and cash equivalents, which are part of the Class B Assets, which have not been invested in real estate investments by December 31, 1999 will be passed through to the Class B Members.

                                      3



        All distributions are subject to a determination by the Managing Board that the Company will have sufficient cash on hand to meet its current and anticipated needs to fulfill its business purpose.

ITEM 6.        SELECTED FINANCIAL DATA.

        The following table sets forth selected financial data as of December 31, 1996, 1995, 1994, 1993 and 1992 and for the years then ended:


                                                          1996                    1995(3)     1994(4)     1993(5)      1992(5)
                                          ------------------------------------  ---------   ---------   ---------    ---------
                                           Class A(1)  Class B(2)    Total
                                          -----------  ----------    --------
Total income............................. $3,925,400   $74,178     $3,999,578   $3,764,059  $3,858,028  $3,715,985   $3,828,950
Net investment income....................  3,373,259    68,593      3,441,852    1,990,203   2,587,550   2,700,898    2,112,662
Net investment income per share..........  *            *           *            .44         .57         .60          .47
Total assets.............................  44,084,538   22,977,946  67,062,484   41,760,901  41,025,168  41,626,490   41,235,710
Members'/Shareholders' equity............  42,168,811   22,568,593  64,737,404   41,333,327  40,479,424  41,104,089   40,850,562
Cash dividend per share..................  .11          -           .11          .34         .63         .54          .70
Return on assets.........................  7.66%        4.44%       6.55%        4.77%       6.31%       6.49%        5.12%
Return on equity.........................  8.00%        4.52%       6.79%        4.82%       6.39%       6.57%        5.18%
Dividend payout ratio....................  *            *           *            100%        100%        100%         100%
Equity to assets ratio...................  95.65%       98.22%      96.53%       98.98%      98.67%      98.75%       99.07%

        (1) On December 6, 1996, pursuant to the terms of a restructuring agreement, the assets and liabilities of Metropolitan Realty Corporation (the "Corporation") were transferred to Metropolitan Realty Company, L.L.C. (the "Company") in exchange for Class A Membership Interests in the Company. Holders of fewer than 50,000 shares of the Corporation's common stock as of October 9, 1996, the Record Date, will receive, upon surrender of their shares, a cash payment in lieu of the distribution of Class A Membership Interests in the Company. This amount totaled $1,940,980 and was recorded as a payable of the Corporation. The Corporation was then dissolved and the Class A Membership interests were distributed pro rata to the Corporation's shareholders who owned 50,000 shares or more of the Corporation's common stock.

        Net investment income increased by approximately 69% to $3,373,259 in 1996 from $1,990,203 in 1995. The increase in net investment income from 1995 to 1996 is due primarily to a $600,000 decrease in the change in the provision for loan losses, a $332,000 decrease in the net loss from foreclosed property held for sale, a $225,000 decrease in general and administrative expenses for costs associated with the Company's restructuring into a limited liability company and a $65,000 decrease in other general and administrative expenses, primarily for loan advisory and professional service fees.



* Not relevant under the new structure (Note 1).

        (2) Concurrently with the consummation of the Restructuring, the Company offered Class B Membership Interests in a separate offering to create a new investment pool. The proceeds from the offering of Class B Membership Interests totaled $22,500,000 and are invested in money market funds at December 31, 1996. The net proceeds from the offering of Class B membership interests will be invested in short-term investments until such time as the proceeds are invested in real estate loans. Investment income and net investment income earned by Class B Assets totaled $74,178 and $68,593, respectively, for the period December 6, 1996 to December 31, 1996.

        (3) Net investment income decreased by approximately 23% from $2,587,550, or $.57 per share, for 1994 to $1,990,203, or $.44 per share for
1995. The decrease in net investment income from 1994 to 1995 is due primarily to a $1,061,500 increase in the change in the provision for loan losses and a $405,000 increase in general and administrative expenses, of which $313,000 is for costs associated with the Company's planned restructuring into a limited liability company, offset by a $963,000 decrease in net loss from foreclosed property held for sale. Of the cash dividend of $.34 per share paid in 1995, $.06 was paid from taxable income earned in 1994 and $.28 was paid from taxable income in 1995. All dividends paid have been ordinary income to shareholders.

        (4) Net investment income decreased by approximately 4% from $2,700,898, or $.60 per share, for 1993 to $2,587,550, or $.57 per share, for
1994. The decrease in net investment income from 1993 to 1994 is due principally to a $994,000 increase in the valuation provision for foreclosed property held for sale, offset by a $462,000 decrease in the allowance for loan losses, a $278,000 decrease in other operating expenses and $114,000 of income from a loan prepayment penalty. Of the cash dividend of $.63 per share paid in 1994, $.08 was paid from taxable income earned in 1993 and $.55 was paid from taxable income earned in 1994.

        (5) Net investment income increased by approximately 28% from $2,112,662, or $.47 per share, for 1992 to $2,700,898, or $.60 per share, for
1993. The increase in net investment income from 1992 to 1993 is due principally to a $900,000 decrease in allowance for loan losses expense, offset by the net loss from operations of foreclosed property held for sale of approximately $338,000. Of the cash dividend of $.54 per share paid in 1993, $.03 was paid from taxable income earned in 1992 and $.51 was paid from taxable income earned in 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        As a result of the restructuring discussed above, the following presents the 1996 results of operations individually for the Class A and Class B Membership Interests.

Results of Operations, Class B Membership Interests

        Proceeds of $22,500,000 from the offering of Class B Membership Interests were received by the Company on December 6, 1996. At December 31, 1996, the net assets of the Class B investment pool totaled $22,977,946 and were primarily invested in money market funds. Certain organization costs of the Class B investment pool have been capitalized at cost and will be amortized over five years. Net organization costs at December 31, 1996 totaled $403,768. The net proceeds from the offering of Class B Membership Interests will be invested in short-term investments until such time as the proceeds are invested in real estate loans. Investment income and net investment income earned by Class B Assets totaled $74,178 and $68,593, respectively, for the period December 6, 1996 to December 31, 1996.

Results of Operations, Class A Membership Interests

        The Company's net investment in mortgage loans to real estate projects represented 64% of its assets, or $28,281,266, at December 31, 1996 and 61% of its assets, or $25,364,328, at December 31, 1995. The yields on the Company's outstanding mortgage loans range from 6.75% to 12.25%. The weighted average yield of earning mortgage loans is 10.05% at December 31, 1996, as compared to 10.27% at December 31, 1995. The weighted average term of outstanding mortgage loans is 8.1 years. At December 31, 1996, the Company had outstanding loan commitments for additional mortgage loans aggregating $415,570. The amount of marketable securities (which consisted primarily of Federal National Mortgage Association and Federal Home Loan Mortgage Corporation mortgage-backed, pass-through securities and U.S. Treasury Notes) held by the Company during 1996 averaged $14,929,830 and earned an average yield of 6.2%, as compared to average marketable security holdings of $11,992,000 which earned an average yield of 5.6% during 1995. The average yield on all interest earning assets was 8.75% for the year ended December 31, 1996 and 8.71% for the year ended December 31, 1995.

        Investment income from marketable securities increased $264,020 to $930,713 for the year ended December 31, 1996 from $666,693 for the year ended December 31, 1995. Of the increase, $163,318 was the result of an increase in the average amount invested in marketable securities and $100,702 was the result of an increase in the average yield earned.

        Investment income from money market securities decreased $108,243 to $86,188 for the year ended December 31, 1996 from $194,431 for the year ended December 31, 1995. Of the decrease, $89,205 was the result of a decrease in the average amount invested in money market securities and $19,038 was the result of a decrease in average yield.

        Investment income from mortgage loans increased $41,991 to $2,796,966 for the year ended December 31, 1996 from $2,754,975 for the year ended December 31, 1995. Of the increase, $101,427 was the result of an increase in the average amount invested in mortgage loans offset by a $59,436 decrease in the average yield.

        Miscellaneous income decreased $35,245 to $107,671 for the year ended December 31, 1996 from $142,916 for the year ended December 31, 1995. The decrease primarily results from a $24,600 decrease in income from guarantor settlements.

        Operating expenses decreased 69% to $552,141 for the year ended December 31, 1996 from $1,773,856 for the year ended December 31, 1995. This decrease is due primarily to a $600,000 decrease in the change in the provision for loan losses, a $332,000 decrease in net loss from foreclosed property held for sale, a $225,000 decrease in general and administrative expenses for costs associated with the Company's restructuring into a limited liability company, and a $65,000 decrease in other general and administrative expenses, primarily for loan advisory and professional service fees.

        Net investment income increased by 69% to $3,373,259 for the year ended December 31, 1996 from $1,990,203 for the year ended December 31, 1995 as a result of the items discussed above.

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

        In 1994, only one loan was operating under a loan modification agreement. The borrower was current with the modified debt service requirements during 1994, although the underlying apartment collateral continued to experience high tenant turnover and poor cash flow, and monthly debt service payments were occasionally late. During 1995, the borrower tried unsuccessfully to find a buyer for this property. The physical property collateralizing the loan began to deteriorate as the year progressed. An independent analysis of the loan portfolio performed in the third quarter of 1995, confirmed the deterioration of the property compared to similar properties in the surrounding geographic location. The independent valuation also identified a loan, collateralized by a shopping center which has begun to experience limited market rent potential based on recent commercial developments in its surrounding market area. Based on the results of this independent market valuation, the allowance relating to these loans was increased by $850,000 during the third quarter of 1995. The Company believes that the allowance for loan losses of $1,600,000 at December 31, 1996 and 1995 is adequate to reflect mortgage loans at their estimated net realizable value.

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

        During 1994, the Company reached settlements with the guarantors of the foreclosed loan aggregating $320,000. These settlements are payable over four to eight years, with interest rates ranging from noninterest-bearing to 7.5%. Income from settlements is recorded as miscellaneous income when received and totaled $37,000, $62,000 and $43,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The property's operating income and expenses, from the date of foreclosure through the date of sale, are reflected in the statement of operations as net loss from foreclosed property held for sale and total $331,953 and $1,295,416 for the years ended December 31, 1995, and 1994, respectively.

        Investment income from marketable securities increased $295,969 to $666,693 for the year ended December 31, 1995 from $370,724 for the year ended December 31, 1994. Of the increase, $178,051 was the result of an increase in the average amount invested in marketable securities and $117,918 was the result of an increase in the average yield earned.

        Investment income from money market securities increased $9,444 to $194,431 for the year ended December 31, 1995 from $184,987 for the year ended December 31, 1994. Of the increase, $56,106 was the result of an increase in average yield offset by a $46,662 decrease in the average amount invested in money market securities.

        Investment income from mortgage loans decreased $318,255 to $2,754,975 for the year ended December 31, 1995 from $3,073,230 for the year ended December 31, 1994. Of the decrease, $233,321 was the result of a decrease in average amount invested in mortgage loans and $84,934 was the result of a decrease in the average yield.

        Miscellaneous income decreased $86,033 to $142,916 for the year ended December 31, 1995 from $228,949 for the year ended December 31, 1994. The increase primarily resulted from $114,000 in prepayment penalties received in 1994 offset by a $19,000 increase in income from guarantor settlements from 1994 to 1995.

        Operating expenses increased 40% to $1,773,856 for the year ended December 31, 1995 from $1,270,478 for the year ended December 31, 1994. This increase is due to a $1,061,500 increase in the change in the provision for loan losses, a $312,944 increase in general and administrative expenses for costs associated with the Company's planned restructuring into a limited liability company, and a $92,397 increase in other general and administrative expenses, due primarily to increased loan advisory and professional service fees, offset by a $963,463 decrease in net loss from foreclosed property held for sale.

        Net investment income decreased by 23% to $1,990,203, or $.44 per share, for the year ended December 31, 1995 from $2,587,550, or $.57 per share for the year ended December 31, 1994 as a result of the items discussed above.

        The Company intends to continue to invest its available funds at competitive market rates in mortgage loans to real estate projects located in southeastern Michigan. Cycles in the local and national economy have affected and could continue to affect the Company's ability to invest its remaining funds in mortgage loans and the yields attainable on such investments. Decreases in market interest rates may result in lower returns on future mortgage loans than on the mortgage loans closed to date. Although the Company expects to have the balance of its available assets fully invested in mortgage loans by the end of 1998, management will continue its prudent approach of approving funding only of those loans which meet appropriate underwriting criteria.

Liquidity and Capital Resources

        Funds that have not yet been invested in mortgage loans are primarily invested in marketable securities until needed for the Company's operations or investments in mortgage loans. Income and principal received with respect to the Company's investments in mortgage loans are also invested in marketable securities pending distribution to members in the form of dividends or reinvestment in mortgage loans.

        At December 31, 1996, the Class A investment pool had $28,281,266 invested in mortgage loans, $8,185,704 invested in marketable mortgage-backed securities, $6,526,289 invested in U.S. Treasury Notes and $638,742 invested in money market funds. The Company does not invest in high risk, mortgage-backed securities such as interest only strips or residual traunches. However, there can be no assurance that cash flows will materialize as scheduled as a result of prepayments of the underlying mortgages or that the proceeds can be invested in securities that will provide comparable yields. At December 31, 1996, the Company had outstanding loan commitments aggregating $415,570. The source of funds to satisfy these commitments will be the Company's marketable securities. The Company anticipates that its sources of cash are more than adequate to meet its liquidity needs.

        Proceeds of $22,500,000 from the offering of Class B Membership Interests were received by the Company on December 6, 1996. At December 31, 1996, the net assets of the Class B investment pool totaled $22,977,946 and were primarily invested in money market funds. Certain organization costs of the Class B investment pool have been capitalized at cost and will be amortized over five years. Net organization costs at December 31, 1996 totaled $403,768. The net proceeds from the offering of Class B Membership Interests will be invested in short-term investments until such time as the proceeds are invested in real estate loans. Investment income and net investment income earned by Class B Assets totaled $74,178 and $68,593, respectively, for the period December 6 to December 31, 1996.

        Net cash generated by operating activities during 1996 aggregated $3,231,473, including $3,394,771 in net investment income adjusted for noncash depreciation and amortization expense, and amortization of net loan origination fees.

        Net cash used in investing activities during 1996 aggregated $4,317,476 and consisted primarily of purchases of marketable securities and loan disbursements offset by collections of principal from marketable securities and loan repayments. The Company purchased $8,039,531 of marketable securities and disbursed $3,355,137 in loans. The Company collected $6,573,374 of principal from marketable mortgage-backed securities and $436,818 of loan repayments.

        Net cash provided by financing activities during 1996 aggregated $22,001,461. Financing activities in 1996 consisted of proceeds from the offering of Class B Membership Interests of $22,500,000 and dividend payments to shareholders of $498,539 which represented $.11 per outstanding share.

        The Company's policy is to declare and pay cash dividends on a quarterly basis. The Company declared and paid dividends aggregating $.11 per share during the year ended December 31, 1996, compared to $.34 per share during the year ended December 31, 1995 and $.63 per share during the year ended December 31, 1994. For the quarters ending June 30 and September 30, 1996, no cash divided was declared by the Company in anticipation of a liquidating dividend upon the consummation of the restructuring of the Company from a real estate investment trust to a limited liability company. In accordance with the terms of the Operating Agreement, Class A and Class B members will receive quarterly distributions of cash income, less expenses, from their respective class of net assets. The Operating Agreement also provides for the pass through to Class A members (commencing in the year 2001, if elected) and Class B members (commencing in the year 2000) of principal returned with respect to real estate investments and any cash and cash equivalents which have not been invested in real estate investments.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements of the Company, consisting of balance sheet, statement of operations, statement of members'/shareholders' equity, statement of cash flows and the notes to financial statements, are set forth in the separate financial section which begins on page F-1 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There have been no changes in the Company's independent public accountants during the past two fiscal years, and the Company does not disagree with such accountants on any matter of accounting principles, practices or financial statement disclosure.



                                   PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Managing Board Members

        Pursuant to the terms of the Company's Operating Agreement, the Company's Managing Board Members are appointed from time to time by the Company's Member-Managers. The Company's Member-Managers are (a) those Members with a Total Percentage Interest (as defined in the Operating Agreement) at least equal to the Minimum Percentage (defined as a Total Percentage Interest which represents a positive Adjusted Capital Account Balance of $2,500,000) and (b) to the extent not previously taken into account, those Class A Members (but excluding their assignees) which held sufficient shares of Metropolitan Realty Corporation's common stock immediately prior to the initial capital contribution of the Class A Members to elect at least one director at an annual meeting of the shareholders of Metropolitan Realty Corporation, and in either case which have not declined in writing to serve as Member-Managers.

        Each Member-Manager is entitled, but is not required, to appoint the greater of one (1) Managing Board Member to the Managing Board or that number obtained by dividing such Member-Manager's Total Percentage Interest by the Minimum Percentage, rounded down to the nearest whole number. The Managing Board will consist of that number of Managing Board Members appointed from time to time by the Member-Managers of the Company, but in no event will the number of Managing Board Members be fewer than three (3) or greater than forty (40). The Company's Operating Agreement also permits the appointment by the Managing Board of a limited number of at-large Managing Board Members. A Managing Board Member may resign by written notice to the Company. A Member-Manager may at any time upon written notice to the Managing Board replace one of its appointees to the Managing Board, or fill an opening on the Managing Board (i) which exists because it did not appoint the full number of Managing Board Members to which it is entitled, (ii) which was created by the death, resignation or removal by such Member-Manager of a Managing Board Member which it had previously appointed or (iii) which was created by an increase in such Member-Manager's Total Percentage Interest.



        The following table sets forth those Member-Managers of the Company which have not declined to appoint Managing Board Members, and the Managing Board Members which have been appointed by them.

===============================================================================
                                                      Appointee(s) to the
     Member-Manager                                   Managing Board
------------------------------------------------------------------------------
Chrysler Corporation Master Retirement           Russell P. Flynn
Trust                                            F. Thomas Lewand
                                                 Kenneth L. Hollowell
                                                 Marc Stepp
                                                 Ernest Lofton

Ford Motor Company                               Wayne S. Doran
                                                 Robert G. Jackson
                                                 Joel A. Schwartz

Operating Engineers Local 324 Pension            Daniel L. Boone
Fund                                             Jeffrey A. Heldt
                                                 David B. Hanson

State of Michigan, Public School                 R. Douglas Trezise
Employees

Policemen & Firemen Retirement System            Michael Nevin
of the City of Detroit                           Nicholas H. Degel
                                                 Thomas Zdrodowski

General Retirement System of the City of         Harold Smith
Detroit

Macomb County Employees Retirement               David M. Diegel
System


Wayne County Retirement System                   Ronald C. Yee


Michigan National Corporation                    Douglas E. Ebert
                                                 Richard C. Webb

Blue Cross and Blue Shield of Michigan           Robert H. Naftaly
                                                 Mark R. Bartlett

At Large                                         Robert J. Lee
                                                 Richard P. Kughn
                                                 Frank D. Stella
==============================================================================

        The following table sets forth certain information regarding each Managing Board Member, including name, age, principal occupation for the past five years, other directorships with publicly-

owned companies or with public institutions and term of service as a Managing Board Member of the Company. The information set forth in the table was provided to the Company by each Managing Board Member.

========================================================================================================
                                                                                         Has Served
                                                                                            as a
                                                                                          Managing
                                                                                            Board
                                                                                           Member
       Name and Age                         Principal Occupation                           Since*
--------------------------------------------------------------------------------------------------------
Mark R. Bartlett, 36       Vice President-Chief Financial Officer,                         1996(2)(4)
                           1996 to present,Vice President-Controller,
                           1994 to 1996, Director-Financial Accounting, 1989 to
                           1994, Blue Cross and Blue Shield of Michigan.

Daniel L. Boone, 48        Business Representative, International Union of                 1991(2)(4)
                           Operating Engineers Local 324, a labor organization,
                           since 1987. Has been with the Apprenticeship Program
                           since 1989. Previously worked as an Operating Engineer
                           since 1967.

Nicholas H. Degel, 48      Assistant Administrative Supervisor, Detroit Police &           1996(3)(4)
                           Fire Retirement System, a public retirement system.

David M. Diegel, 51        Finance Director, Macomb County, Michigan, serving as           1993(2)
                           its Chief Financial Officer since 1984. Previously served
                           as Assistant Finance Director, Audit Officer, and Chief
                           Accountant for the County of Macomb from 1973 to 1984.
                           Currently serves as Secretary to the Macomb County
                           Employees Retirement Commission and as an ex-officio
                           Member of the Macomb County Criminal Justice Building
                           Authority.

Wayne S. Doran, 62         Chairman of the Board of Ford Motor Land Development Corp.,     1988(1)
                           a real estate development company, since 1978.

Douglas E. Ebert, 51       Chief Executive Officer, 1995 to Present, and President         1996
                           and Chief Operating Officer, 1993 to 1995, Michigan
                           National Corporation, a bank holding company. Chief
                           Executive Officer and President, Lincoln Financial
                           Corporation, a bank holding company, 1992 to 1993.

Russell P. Flynn, 64       Treasurer of the Company since 1994; Director, Pension          1988(1)(3)
                           Fund Investments for Chrysler Corporation, where he has
                           been responsible for investment of the pension assets of
                           Chrysler Corporation since 1981.

David B. Hanson, 50        Senior Vice President, Walbridge Aldinger, a construction       1994(2)
                           management and general contractor, since 1995.
                           Vice President and General Manager of Turner
                           Construction Co., a construction management company and
                           general contractor, from 1984 to 1995. Serves on the
                           Boards of Directors of Greater Detroit Chamber of
                           Commerce, African American Association of Businesses
                           and Contractors, and Boys Hope-Detroit.

Jeffrey A. Heldt, 48       Self-employed as an attorney since 1988.                        1996(1)

Kenneth L. Hollowell, 52   Secretary-Treasurer, Teamsters Local Union #247,                1992(2)
                           since March 1988, and a staff member and/or officer
                           since May 1971. Served as Member, Policy Committee
                           of the Central Conference of Teamsters from 1992 to
                           1994. Michigan Teamsters Joint Council #43,
                           Executive Board member since 1989 currently its
                           Recording Secretary. Board member Economic Alliance
                           of Michigan. Member of Police Commissioners, City of
                           Detroit, since May 1994.

Robert G. Jackson, 65      President, since 1985, and Executive Vice President,            1988
                           from 1977 to 1985, of Ford Motor Land Development
                           Corp., a real estate development company.

Richard P. Kughn, 67       Chairman of the Board of the Company since July 1989.           1987(1)
                           In addition, Chairman and President of Kughn
                           Enterprises, a real estate development and asset
                           management company, since 1979. Chairman Emeritus
                           and minority owner of Lionel L.L.C. Other ventures
                           include: The Upper Deck Company, a sports card
                           manufacturer; The Whitney Restaurant, Detroit;
                           Longbow Productions, a film and television production
                           company. Serves on the Board of Trustees of the
                           University of Detroit Mercy. Serves on the Board of
                           Directors of AAA Michigan, Core Industries, Detroit
                           Chamber of Commerce and Michigan Historical
                           Foundation.

Robert J. Lee, 50          Secretary-Treasurer, Michigan State Building and                1996
                           Construction Trades Council. Previously served as a
                           Field Representative for the Council from 1985 to
                           October 1996. Pipe fitter by trade.

F. Thomas Lewand, 50       Partner, Bodman, Longley & Dahling LLP since 1992,              1988(1)
                           a Detroit, Michigan-based law firm; practicing
                           attorney with and shareholder of Jaffe, Raitt,
                           Heuer & Weiss, Professional Corporation from 1970
                           to 1992. Serves as a Trustee of the University of
                           Detroit Mercy. Chair of Partners in Service, an
                           interfaith volunteer organization. Also served as
                           Chairman of the Michigan Democratic Party from
                           1989-1990 and Chief of Staff to Michigan Governor
                           Blanchard in 1983.

Ernest Lofton, 65          Vice President, UAW International Union, Director of            1991
                           the UAW National Ford Department and Director of the
                           UAW Michigan Community Action Program Department,
                           since 1989.  Served as a member of the UAW
                           International Executive Board since May 1983 when
                           elected Director of UAW Region 1A. Serves on the
                           Board of the NAACP; Blue Cross & Blue Shield of
                           Michigan; New Detroit, Inc.; Detroit Economic Growth
                           Corporation; and Economic Alliance of Michigan;
                           National Secretary of the Coalition of Black Trade
                           Unionists and a member of the Economic Policy
                           Council of the UNA.

Robert H. Naftaly, 59      Executive Vice President and Chief Operating Officer            1989(1)(3)
                           of Blue Cross and Blue Shield of Michigan, since
                           1988. Previously served as Vice President and General
                           Auditor of Detroit Edison Company, an electric
                           utility, since July 1987; Director - Michigan
                           Department of Management and Budget from 1983 to
                           July 1987; and managing partner and founder of
                           Geller, Naftaly & Shapero, C.P.A.s from 1960 to
                           October 1983. Also serves on numerous national and
                           community associations.

Michael Nevin, 32          Treasurer, Firefighter's Union Local #344, since                1996(2)
                           January, 1996.Firefighter, City of Detroit, and
                           representative of Firefighter's Union Local #344
                           since 1991.

Joel A. Schwartz, 35       Project Manager, Ford Motor Land Services Corporation,          1995(4)
                           a real estate developer, since 1990. Adjunct Professor
                           of Corporate Finance, Wayne State University,
                           School of Business Administration, since 1993.
                           Associate, Plante & Moran Certified Public Accountants
                           & Management Consultants, 1983 to 1990.

Harold Smith, 56           Retired. Former Chief City Planner, City of Detroit             1995(2)
                           Planning Department, for 31 years.

Frank D. Stella, 77        Founder (in 1946) and Chairman and Chief Executive              1987(4)
                           Officer of the F.D. Stella Products Company and
                           Chairman of F.D. Stella International New York,
                           engaged in design and distribution of food service
                           and dining equipment. Former chairman of the Finance
                           Committee of the Michigan State Republican Committee,
                           trustee of the University of Detroit Mercy, director
                           of the Economic Club of Detroit, director of
                           Complete Business Solutions, Inc. (CBSI), past
                           member of the Executive Committee of the
                           Republican National Committee, past chairman of the
                           National Republican Heritage Groups Council, past
                           director of the Michigan Chamber of Commerce, past
                           Chairman of the Greater Detroit Chamber of
                           Commerce, past chairman of the Concerned Citizens
                           for the Arts of Michigan, Director and Member of
                           Executive Committee of the Detroit Symphony
                           Orchestra Hall, Chairman of the Board of Merrill
                           Palmer Institute of Wayne State University and
                           Director and Vice President of Michigan Opera Theatre.

Marc Stepp, 74             Executive Director, Institute for Urban and Community           1987
                           Affairs,University of Detroit Mercy. Previously
                           served as Vice President of the International United
                           Auto Workers (`UAW') since 1974. Served as director
                           of the UAW's Chrysler Department, General Dynamics
                           Department, Foundry Department and Job Development
                           and Training Department.

R. Douglas Trezise, 72     Retired. Previously served as Deputy State Treasurer,           1991(3)
                           Michigan Department of Treasury, from 1975 to 1990.
                           Was a member of the Michigan House of
                           Representatives from 1971 to 1974. Was employed by
                           General Telephone Company of Michigan (now GTE) from
                           1950 to 1970. From 1967 to 1975, served as a director
                           of the First Federal Savings and Loan Association of
                           Owosso. Member of Owosso Advisory Committee to First
                           Federal of Detroit (now First Federal of Michigan)
                           from 1975 to 1989. Chairman of State Employees'
                           Retirement Board.

Richard C. Webb, 57        Head of Commercial Financial Services, Michigan                 1996(1)
                           National Bank, a banking corporation. Previously
                           held the positions of Senior Executive Vice
                           President of Michigan National Bank; Executive
                           Vice President of Michigan National Bank; Southeast
                           Region Chairman; Group Vice President Michigan
                           National Bank of Detroit National Division;
                           President of Michigan National Bank of Detroit
                           Retail Banking Division; President of Michigan
                           Corporation Electronic Services and Products
                           Division; and Region Chairman Michigan National
                           Corporation-East Region.

Ronald C. Yee, 44          Director of Risk Management, Wayne County, and                  1991(2)(3)
                           since 1990.  Assistant Executive Secretary to Wayne
                           County Employees Retirement System. Served as Chief
                           Labor Relations Analyst for Wayne County Labor
                           Relations from 1986 to 1990.

Thomas Zdrodowski, 56      Administrative Supervisor, Policemen & Firemen                  1996
                           Retirement System of the City of Detroit, since 1988.
========================================================================================================

* Service as a Managing Board Member prior to December 6, 1996 was as a director of Metropolitan Realty Corporation, the Company's predecessor in interest.

(1)     Member of the Executive Committee
(2)     Member of the Loan Committee
(3)     Member of the Audit Committee
(4)     Member of the Nominating Committee

Executive Officers

        The table below sets forth certain information concerning the Company's executive officers.

==============================================================================
       Name        Age                  Office                 Time in Office
       ----        ---                  ------                 --------------
Richard P. Kughn*   67      Chairman of the Board         Since July 1989**

Harold Smith*       56      Vice Chairman of the Board    Since December 1996

Robert G. Jackson*  65      President                     Since December 1996

Robert J. Lee       50      Secretary                     Since December 1996

Russell P. Flynn*   64      Treasurer                     Since March 1994**
==============================================================================

*For a discussion of the officers' principal occupation and business experience during the past five (5) years, see the information provided under "Board of Directors", above.

**Service in such office prior to December 1996 was with Metropolitan Realty Corporation.

ITEM 11.       EXECUTIVE COMPENSATION.

        The Company's predecessor, Metropolitan Realty Corporation, entered into an Agency and Consulting Agreement dated as of February 4, 1993 with Mattar Consulting Services, Inc. ("MCS"), pursuant to which MCS provides certain financial and business consulting and other services to the Company. Nancy A. Mattar is President of MCS and was Metropolitan Realty Corporation's Executive Vice President from the date of such Agreement until the consummation of the Restructuring. The Agreement provided for annual compensation of $46,746, $44,520 and $42,400, respectively, for 1996, 1995 and 1994. The Agreement has been extended by the Company through March 31, 1997 and provides for monthly compensation in the amount of $3,896.

        Robert G. Jackson became the President and Chief Executive Officer of the Company on December 6, 1996 concurrently with the consummation of the restructuring of the Company. Mr. Jackson has waived compensation for services rendered to the Company in 1996. No cash or other compensation was paid to any other executive officer of the Company for services performed during 1996, except to the extent any such individual may have been reimbursed for out-of-pocket expenses incurred in connection with his duties as a member of the Managing Board or a committee thereof.

        The Operating Agreement of the Company provides that no Managing Board Member is entitled to compensation for serving as a Managing Board Member in connection with regular or special meetings of the Managing Board. The Managing Board Members may, by the affirmative vote of a majority of the Managing Board Members in office, reimburse Managing Board Members and committee members for their reasonable out-of-pocket expenses incurred in connection with their duties and may establish reasonable compensation of Managing Board Members for serving as a member of any committee established by the Managing Board. To date, the Company has not paid any compensation to any Managing Board Member for serving as a member of any committee.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Certain Beneficial Owners of Class A Membership Interests

        The following table sets forth certain information regarding the entities which, to the Company's knowledge and belief, were the beneficial owners of more than five percent (5%) of the Company's outstanding Class A Membership Interests as of December 31, 1996.


=====================================================================================================
                                   CLASS A MEMBERSHIP INTERESTS
-----------------------------------------------------------------------------------------------------

                                                                  Nature of
                                                                 Beneficial            Percent
           Name and Address of Beneficial Owner                   Ownership          of Class(2)
-----------------------------------------------------------------------------------------------------
Chrysler Corporation Master Retirement Trust...............          (1)               18.24%
12000 Oakland Ave.
Highland Park, MI 48203

Ford Motor Company.........................................          (1)               17.67%
Ford Motor Company World Headquarters
The American Road
Dearborn, MI 48121

Operating Engineers Local 324 Pension Fund.................          (1)               11.55%
37450 Schoolcraft, Suite 110
Livonia, MI 48150

Board of Trustees..........................................          (1)                5.24%
General Retirement Systems of Detroit

Board of Trustees..........................................          (1)                5.24%
Policemen & Firemen Retirement System of the City of Detroit

State Treasurer of the State of Michigan,
State Employees Retirement System..........................          (1)                5.02%

State Treasurer of the State of Michigan,
Public School Employees Retirement System..................          (1)               10.03%

Macomb County Employees Retirement System..................          (1)                5.24%

Wayne County Retirement System.............................          (1)                5.24%

NBD Bancorp, Inc...........................................          (1)                5.20%
=====================================================================================================

(1) Reflects Class A Membership Interests held of record or beneficially as to which the named beneficial owner exercises sole voting and investment power.

(2) Based on the assumption that 214,948 in minority shares will be surrendered.

Certain Beneficial Owners of Class B Membership Interests

        The following table sets forth certain information regarding the entities which, to the Company's knowledge and belief, were the beneficial owners of more than five percent (5%) of the Company's outstanding Class B Membership Interests as of December 31, 1996.


=====================================================================================================
                                   CLASS B MEMBERSHIP INTERESTS
-----------------------------------------------------------------------------------------------------

                                                                  Nature of
                                                                 Beneficial            Percent
           Name and Address of Beneficial Owner                   Ownership           of Class
-----------------------------------------------------------------------------------------------------
Chrysler Corporation Master Retirement Trust...............          (1)               22.12%
12000 Oakland Ave.
Highland Park, MI 48203

Michigan National Corporation..............................          (1)               22.12%
27777 Inkster Road
Farmington Hills, MI 48333-9065

Blue Cross and Blue Shield of Michigan.....................          (1)               22.12%
600 East Lafayette #2105
Detroit, MI 48226

Policemen and Firemen Retirement System
  of the City of Detroit...................................          (1)               22.12%
908 City County Building
Detroit, MI 48226

Operating Engineers Local 324 Pension Fund.................          (1)               11.06%
37450 Schoolcraft, Suite 110
Livonia, MI 48150
=====================================================================================================

(1) Reflects Class B Membership Interests held of record or beneficially as to which the named beneficial owner exercises sole voting and investment power.

Management

        The Company's Managing Board Members and Executive Officers are not the record holders of any of the Company's Class A Membership Interests or Class B Membership Interests.

        Richard C. Webb, a Managing Board Member, is an executive officer of Michigan National Corporation, the Member-Manager which appointed him, and, in such capacity, may be deemed to be the beneficial owner of the 22% Class B Membership Interest owned of record by Michigan National Corporation, in that he may have or share voting power or investment power over such membership interest. Mr. Webb disclaims any beneficial interest in the Class B Membership Interest owned of record by Michigan National Corporation.

        Robert H. Naftaly, a Managing Board Member, is an executive officer of Blue Cross and Blue Shield of Michigan, the Member-Manager which appointed him, and, in such capacity, may be deemed to be the beneficial owner of the 22% Class B Membership Interest owned of record by Blue Cross and Blue Shield of Michigan, in that he may have or share voting power or investment power over such membership interest. Mr. Naftaly disclaims any beneficial interest in the Class B Membership Interests owned of record by Blue Cross and Blue Shield of Michigan.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The Company's predecessor, Metropolitan Realty Corporation, entered into an Agency and Consulting Agreement dated as of February 4, 1993 with Mattar Consulting Services, Inc. ("MCS"), pursuant to which MCS provides certain financial and business consulting and other services to the Company. Nancy A. Mattar is President of MCS, and was Executive Vice President of Metropolitan Realty Corporation from 1993 until the consummation of the Restructuring. The Agreement has been extended by the Company through March 31, 1997 and provides for monthly compensation in the amount of $3,896.

        Robert G. Jackson became the President and Chief Executive Officer of the Company on December 6, 1996, concurrently with the consummation of the restructuring of the Company. Mr. Jackson has waived compensation for services rendered to the Company in 1996. No cash or other compensation was paid to any other executive officer of the Company for services performed during 1996, except to the extent any such individual may have been reimbursed for out-of-pocket expenses incurred in connection with his duties as a member of the Managing Board or a committee thereof.

        NBD Bancorp, Inc. ("NBD") is the record holder of a 5.2% Class A Membership Interest of the Company. The Company and NBD Bank, N.A. (formerly National Bank of Detroit) (the "Bank"), a wholly owned subsidiary of NBD, entered into an Investment Management Service Agreement (the "Investment Agreement") dated February 15, 1989, pursuant to which the Bank manages certain of the Company's short-term investments. The Investment Agreement may be terminated by either the Company or the Bank upon thirty (30) days' written notice. The Bank is compensated by the Company for its services at the rate of .15 of 1% per annum on the average daily market value of the Company's portfolio, with a minimum annual charge of $5,000. Fees aggregating $22,951 were earned by the Bank in 1996 for services provided under the Investment Agreement, as well as other services.

        The Company made a $4,376,000 mortgage loan in 1989 to Walbridge Aldinger, a construction management company and general contractor of which Mr. Hanson, a managing board member since 1994, became senior vice president in January 1995. The carrying amount of the mortgage loan, reduced for unamortized loan origination fees received in excess of loan origination costs paid, was $4,177,441 at December 31, 1996. The mortgage note bears interest at 9.09% and is due in December, 2000.

        Bodman, Longley & Dahling LLP provides legal services to the Company. Mr. Lewand, a managing board member, is a partner in Bodman, Longley & Dahling LLP. Fees for legal services amounted to $95,277 for the year ended December 31, 1996.

                                   PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
               8-K.

        a. Documents Filed as part of Report. The following documents are filed as part of this Report.

               1. A list of the financial statements required to be filed as part of this Form 10-K are shown in the "Index to the Financial Statements and Schedule" filed herewith.

               2. The financial statement schedule required to be filed as a part of this Form 10- K is shown in the "Index to the Financial Statements and Schedule" filed herewith.

               3. A list of the exhibits required by Item 601 of the Regulation S-K to be filed as a part of this Form 10-K are shown in the "Index to Exhibits" filed herewith.

        b. Reports on Form 8-K. The Company filed a report on Form 8-K dated December 9, 1996 to report the consummation of the Restructuring described in Item 1 of this report on Form 10-K. No financial statements were filed with such report.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 1997            METROPOLITAN REALTY COMPANY,
                                 L.L.C.



                                 By:      /s/ Robert G. Jackson
                                        ----------------------------
                                        Robert G. Jackson, President
                                        (Principal Executive Officer and
                                        Principal Financial Officer)

                            And By:       /s/ Russell P. Flynn
                                        ---------------------------
                                        Russell P. Flynn, Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

==============================================================================
               Signature                  Title                  Date
------------------------------------------------------------------------------
 /s/Robert G. Jackson               Attorney-In-Fact        March 27, 1997
*
------------------------------------------------------------------------------
                 *                   Managing Board         March 27, 1997
--------------------------
Mark R. Bartlett                         Member
------------------------------------------------------------------------------
                 *                   Managing Board         March 27, 1997
--------------------------
Daniel L. Boone                          Member
------------------------------------------------------------------------------
                 *                   Managing Board         March 27, 1997
--------------------------
Nicholas H. Degel                        Member
------------------------------------------------------------------------------
                 *                   Managing Board         March 27, 1997
--------------------------
David M. Diegel                          Member
------------------------------------------------------------------------------
                 *                   Managing Board         March 27, 1997
--------------------------
Wayne S. Doran                           Member
------------------------------------------------------------------------------
                 *                   Managing Board         March 27, 1997
--------------------------
Douglas E. Ebert                         Member
------------------------------------------------------------------------------
                 *                   Managing Board         March 27, 1997
--------------------------
Russell P. Flynn                         Member
------------------------------------------------------------------------------
                 *                   Managing Board         March 27, 1997
--------------------------
David B. Hanson                          Member
------------------------------------------------------------------------------
                 *                   Managing Board         March 27, 1997
--------------------------
Jeffrey A. Heldt                         Member
------------------------------------------------------------------------------
                 *                   Managing Board         March 27, 1997
--------------------------
Kenneth L. Hollowell                     Member
------------------------------------------------------------------------------
                 *                   Managing Board         March 27, 1997
--------------------------
Robert G. Jackson                        Member
------------------------------------------------------------------------------
                 *                   Managing Board         March 27, 1997
--------------------------
Richard P. Kughn                         Member
------------------------------------------------------------------------------
                 *                   Managing Board         March 27, 1997
--------------------------
Robert J. Lee                            Member
------------------------------------------------------------------------------
                 *                   Managing Board         March 27, 1997
--------------------------
F. Thomas Lewand                         Member
------------------------------------------------------------------------------
                 *                   Managing Board         March 27, 1997
--------------------------
Ernest Lofton                            Member

                                      26



-----------------------------------------------------------------------------
                 *                   Managing Board         March 27, 1997
-------------------------
Robert H. Naftaly                        Member
-----------------------------------------------------------------------------
                                     Managing Board         March 27, 1997
Michael Nevin                            Member
-----------------------------------------------------------------------------
                 *                   Managing Board         March 27, 1997
--------------------------
Joel A. Schwartz                         Member
-----------------------------------------------------------------------------
                 *                   Managing Board         March 27, 1997
---------------------------
Harold Smith                             Member
-----------------------------------------------------------------------------
                 *                   Managing Board         March 27, 1997
--------------------------
Frank D. Stella                          Member
-----------------------------------------------------------------------------
                                     Managing Board         March 27, 1997
Marc Stepp                               Member
-----------------------------------------------------------------------------
                 *                   Managing Board         March 27, 1997
--------------------------
R. Douglas Trezise                       Member
-----------------------------------------------------------------------------
                 *                   Managing Board         March 27, 1997
--------------------------
Richard C. Webb                          Member
-----------------------------------------------------------------------------
                 *                   Managing Board         March 27, 1997
--------------------------
Ronald C. Yee                            Member
-----------------------------------------------------------------------------
                 *                   Managing Board         March 27, 1997
--------------------------
Thomas Zdrodowski                        Member
=============================================================================

                INDEX TO THE FINANCIAL STATEMENTS AND SCHEDULE

                                  ---------

                                                                     PAGES
                                                                     -----

REPORT OF INDEPENDENT ACCOUNTANTS                                     F-2

BALANCE SHEET, DECEMBER 31, 1996 AND 1995                             F-3

STATEMENT OF OPERATIONS FOR THE YEARS ENDED
        DECEMBER 31, 1996, 1995 AND 1994                              F-4

STATEMENT OF MEMBERS'/SHAREHOLDERS' EQUITY FOR THE YEARS
        ENDED DECEMBER 31, 1996, 1995 AND 1994                     F-5 - F-6

STATEMENT OF CASH FLOWS FOR THE YEARS ENDED
        DECEMBER 31, 1996, 1995 AND 1994                              F-7

NOTES TO FINANCIAL STATEMENTS                                     F-8  -  F-31

FINANCIAL STATEMENT SCHEDULE:

        Schedule II - Valuation and Qualifying Accounts               F-32


                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Managing Board and Member Managers of Metropolitan Realty Company,
L.L.C.:

We have audited the financial statements and the financial statement schedule of Metropolitan Realty Company, L.L.C. listed on page F-1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Realty Company, L.L.C. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand

Detroit, Michigan
March 24, 1997



                     METROPOLITAN REALTY COMPANY, L.L.C.

                  BALANCE SHEET, December 31, 1996 and 1995

                                  ---------

                                                                               1996                           1995
                                                           -------------------------------------------        ----
                                                              Class A         Class B
ASSETS                                                         Member         Member
                                                              Interest        Interest        Total
                                                              --------        --------        -----
Cash and cash equivalents ..............................   $    787,501    $ 22,574,178   $ 23,361,679    $  2,446,221
Marketable securities ..................................     14,661,426                     14,661,426      13,326,733
Mortgage notes receivable:
   Notes, unaffiliated .................................     25,703,825                     25,703,825      22,757,998
   Notes, affiliated ...................................      4,177,441                      4,177,441       4,206,330
   Allowance for loan losses ...........................     (1,600,000)                    (1,600,000)     (1,600,000)
                                                           ------------                   ------------    ------------
                                                             28,281,266                     28,281,266      25,364,328

Accrued interest and other receivables .................        330,555                        330,555         282,620
Other assets ...........................................         23,790                         23,790          26,780
Organization costs, net of accumulated
  amortization of $5,585 at December 31,
  1996 .................................................                        403,768        403,768         314,219
                                                           ------------    ------------   ------------    ------------

               Total assets ............................   $ 44,084,538    $ 22,977,946   $ 67,062,484    $ 41,760,901
                                                           ============    ============   ============    ============


LIABILITIES AND MEMBERS'/SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable .....................................   $  2,046,201                   $  2,046,201    $    125,532
  Due to (from) ........................................       (409,353)   $    409,353             --              --
  Deferred income ......................................        134,552                        134,552         153,952
  Deposits from borrowers for property taxes ...........        140,682                        140,682         146,385
  Other ................................................          3,645                          3,645           1,705
                                                           ------------    ------------   ------------    ------------

               Total liabilities .......................      1,915,727         409,353      2,325,080         427,574
                                                           ------------    ------------   ------------    ------------


Commitments ............................................           --              --             --              --
Members' equity:
  Class A Members' Equity ..............................     42,208,569                     42,208,569
  Class B Members' Equity ..............................                     22,568,593     22,568,593
  Unrealized holding losses on marketable securities
    available for sale .................................        (39,758)                       (39,758)
Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; no shares issued and outstanding .......                                                          --
  Common stock, $.01 par value; 25,000,000 shares
    authorized; 4,532,169 shares issued and
    outstanding at December 31, 1995 ...................                                                        45,322
  Additional paid-in-capital ...........................                                                    43,355,529
  Unrealized holding gains on marketable
     securities available for sale .....................                                                        47,690
  Distributions of net investment income ...............                                                    (2,115,214)
                                                           ------------    ------------   ------------    ------------

        Total members'/shareholders' equity ............     42,168,811      22,568,593     64,737,404      41,333,327
                                                           ------------    ------------   ------------    ------------

            Total liabilities and members'/shareholders'
                equity .................................   $ 44,084,538    $ 22,977,946   $ 67,062,484    $ 41,760,901
                                                           ============    ============   ============    ============

              The accompanying notes are an integral part of the
                            financial statements.

                     METROPOLITAN REALTY COMPANY, L.L.C.

                           STATEMENT OF OPERATIONS
             for the years ended December 31, 1996, 1995 and 1994

                                  ---------


                                                            1996                      1995           1994
                                        ---------------------------------------       ----           ----
                                          Class A        Class B
                                           Member        Member
                                          Interest       Interest       Total
                                          --------       --------       -----
Income:

  Interest income:
    From mortgage notes, unaffiliated   $ 2,407,234                 $ 2,407,234   $ 2,363,121   $ 2,678,387
    From mortgage notes, affiliated .       389,732                     389,732       391,854       394,843

  Investment income .................     1,020,763   $    74,178     1,094,941       866,168       555,849

  Miscellaneous income ..............       107,671            --       107,671       142,916       228,949
                                        -----------   -----------   -----------   -----------   -----------

          Total income ..............     3,925,400        74,178     3,999,578     3,764,059     3,858,028
                                        -----------   -----------   -----------   -----------   -----------

Operating expenses:

  General and administrative ........       552,141            --       552,141       841,903       436,562

  Amortization of organization costs             --         5,585         5,585            --            --

  Change in allowance for loan losses            --            --            --       600,000      (461,500)

  Net loss from foreclosed
    property held for sale ..........            --            --            --       331,953     1,295,416
                                        -----------   -----------   -----------   -----------   -----------

          Total operating expenses ..       552,141         5,585       557,726     1,773,856     1,270,478
                                        -----------   -----------   -----------   -----------   -----------

          Net investment income .....   $ 3,373,259   $    68,593   $ 3,441,852   $ 1,990,203   $ 2,587,550
                                        ===========   ===========   ===========   ===========   ===========

Net investment income per share .....             *             *             *   $       .44   $       .57
                                                                                  ===========   ===========

Weighted average shares of common
  stock outstanding .................             *             *             *     4,532,169     4,532,169
                                                                                  ===========   ===========

* Per share information is no longer relevant as a result of the restructuring described in Note 1.

              The accompanying notes are an integral part of the
                            financial statements.


                     METROPOLITAN REALTY COMPANY, L.L.C.

                  STATEMENT OF MEMBERS'/SHAREHOLDERS' EQUITY
             for the years ended December 31, 1996, 1995 and 1994

                                  ---------

                                                                 Unrealized
                                                               Holding Gains
                                  Common Stock     Additional   (Losses) on   Distributions of  Members' Equity  Total Members'/
                               ------------------   Paid-in      Marketable    Net Investment   ---------------  Shareholder's
                                Shares    Amount    Capital      Securities       Income(1)     Class A Class B      Equity
                                ------    ------   ----------  -------------- ----------------  ------- -------  -------------
Balances at January 1, 1994    4,532,169  $45,322  $43,355,529                 $(2,296,762)                       $41,104,089

Net investment income                                                            2,587,550                          2,587,550

Cash dividend of $.63
per share                                                                       (2,855,266)                        (2,855,266)

Adjustment to beginning
balance for change
in accounting
principle (Note 2)                                               $   3,624                                              3,624

Change in unrealized holding
gains (losses) on marketable
securities                                                        (360,573)                                          (360,573)
                               ---------   ------   ----------   ---------     -----------                        -----------
Balances at December 31, 1994  4,532,169   45,322   43,355,529    (356,949)     (2,564,478)                        40,479,424

Net investment income                                                            1,990,203                          1,990,203

Change in unrealized holding
gains (losses) on marketable
securities                                                         404,639                                            404,639

Cash dividend of $.34
per share                                                                       (1,540,939)                        (1,540,939)
                               ---------   ------   ----------   ---------     -----------                        -----------
Balances at December 31, 1995  4,532,169   45,322   43,355,529      47,690      (2,115,214)                        41,333,327


                     METROPOLITAN REALTY COMPANY, L.L.C.

            STATEMENT OF MEMBERS'/SHAREHOLDERS' EQUITY, continued

                                  ---------

                                                            Unrealized
                                                           Holding Gains
                              Common Stock     Additional   (Losses) on   Distributions of  Members' Equity     Total Members'/
                           ------------------   Paid-in      Marketable    Net Investment   ---------------     Shareholder's
                            Shares    Amount    Capital      Securities       Income(1)     Class A Class B         Equity
                            ------    ------   ----------  -------------- ----------------  ------- -------      -------------
Net investment income
1/1 - 12/6/96                                                              $3,109,286                               $ 3,109,286

Change in unrealized
holding gains (losses)
on marketable
securities
1/1-12/6/96                                                   $ (58,498)                                                (58,498)

Cash dividend of $.11
per share                                                                    (498,539)                                 (498,539)

Declared payment in
dissolution
with respect
to Minority
Shareholders (Note 1)     (214,948)  $ (2,149)  $(1,938,831)                                                         (1,940,980)

Distribution of
Class A Membership
Interests in
dissolution
with respect to
Majority
Shareholders
(Note 1)                (4,317,221)   (43,173)  (41,416,698)     10,808      (495,533)   $41,944,596                         --
                        ----------   --------   -----------   ---------    ----------    -----------   -----------  -----------

Balances at
December 6, 1996                --         --            --          --            --     41,944,596                 41,944,596

Contributions --
Class B                                                                                                $22,500,000   22,500,000

Net investment income
12/7 - 12/31/96                                                                              263,973        68,593      332,566

Change in unrealized
holding gains
(losses)
on marketable
securities
12/7-12/31/96                                                   (39,758)                                                (39,758)
                        ----------   --------   -----------   ---------    ----------    -----------   -----------  -----------

Balances at
December 31, 1996               --         --            --   $ (39,758)           --    $42,208,569   $22,568,593  $64,737,404
                        ==========   ========   ===========   =========    ==========    ===========   ===========  ===========

(1) See Note 7 to the financial statements.

             The accompanying notes are an integral part of the
                            financial statements.

                     METROPOLITAN REALTY COMPANY, L.L.C.


                           STATEMENT OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994

                                                              1996           1995           1994
                                                              ----           ----           ----
Cash flows from operating activities:
  Net investment income                                  $  3,441,852    $ 1,990,203    $ 2,587,550
                                                         ------------    -----------    -----------
  Adjustments to reconcile net investment income to
    net cash provided by operating activities:
    Amortization of net loan origination fees                 (55,619)       (50,095)      (104,008)
    Depreciation and amortization expense                       8,538         43,702         71,012
    Expiration of commitment and application fees             (29,400)       (15,000)       (22,838)
    Allowance for loan losses (recovery) expense                 --          600,000       (461,500)
    Valuation provision for foreclosed property                  --          314,421        994,134
    Other                                                      33,208         23,263         16,557
    Increase in assets:
      Accrued interest and other receivables                  (47,935)       (26,896)       (33,784)
      Other assets                                            (95,097)      (181,926)      (131,293)
    Increase (decrease) in liabilities:
      Accounts payable                                        (20,311)       (59,373)        16,615
      Other liabilities                                        (3,763)       (83,197)        24,566
                                                         ------------    -----------    -----------
                        Total adjustments                    (210,379)       564,899        369,461
                                                         ------------    -----------    -----------
                        Net cash provided by operating
                          activities                        3,231,473      2,555,102      2,957,011
                                                         ------------    -----------    -----------
Cash flows from investing activities:
  Purchases of marketable securities                       (8,039,531)    (3,507,381)    (4,767,232)
  Collections of principal from marketable securities       6,573,374      1,345,072      1,093,691
  Loan disbursements                                       (3,355,137)      (444,293)      (150,000)
  Loan repayments                                             436,818        355,151      4,876,191
  Commitment fees received                                     67,000         73,525         38,000
  Cash proceeds from sale of foreclosed property, net            --           92,157           --
  Loan origination expenses paid                                 --          (10,237)          --
  Capital expenditures                                           --           (1,270)          --
                                                         ------------    -----------    -----------
                        Net cash provided by (used in)
                          investing activities             (4,317,476)    (2,097,276)     1,090,650
                                                         ------------    -----------    -----------
Cash flows from financing activities:
  Members' Equity contributions                            22,500,000           --             --
  Dividends paid                                             (498,539)    (1,540,939)    (2,855,266)
                                                         ------------    -----------    -----------
                        Net cash provided by (used in)
                          financing activities             22,001,461     (1,540,939)    (2,855,266)
                                                         ------------    -----------    -----------
Net increase (decrease) in cash and cash
  equivalents                                              20,915,458     (1,083,113)     1,192,395

Cash and cash equivalents, beginning of year                2,446,221      3,529,334      2,336,939
                                                         ------------    -----------    -----------

Cash and cash equivalents, end of year                   $ 23,361,679    $ 2,446,221    $ 3,529,334
                                                         ============    ===========    ===========


Supplemental disclosure of cash flow information:

  1996 Noncash Financing Activities: Payable to minority shareholders for surrender of shares - $1,940,980.
  1995 Noncash Investing Activities: Receivable from sale of foreclosed property - $455,000.


   The accompanying notes are an integral part of the financial statements.


                     METROPOLITAN REALTY COMPANY, L.L.C.

                        NOTES TO FINANCIAL STATEMENTS


1.      ORGANIZATION:

        Metropolitan Realty Company, L.L.C., a Delaware limited liability company, (the "Company") is the successor in interest to Metropolitan Realty Corporation (the "Corporation"). The Corporation, incorporated November 13, 1986, was organized to qualify as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code. On December 6, 1996, pursuant to the terms of a restructuring agreement, the assets and liabilities of the Corporation were transferred to Metropolitan Realty Company, L.L.C. in exchange for Class A Membership Interests in the Company. Holders of fewer than 50,000 shares of common stock of the corporation as of October 9, 1996 (the Record Date) will receive, upon surrender of their shares, a cash payment in lieu of the distribution of Class A Membership Interests in the Company. This amount totaled $1,940,980 and was recorded as a payable of the Corporation. The Corporation was then dissolved, and the Class A Membership Interests were distributed pro rata to the Corporation's shareholders who owned 50,000 shares or more of the Corporation's common stock.

        For financial statement presentation, the assets and liabilities, with the exception of marketable securities, were transferred to the Company at their carrying values at the date of distribution. Marketable securities were recorded at fair market value with the unrealized loss recorded as a reduction in Class A members' equity.

        Concurrently with the consummation of the Restructuring, the Company offered Class B Membership Interests in a separate offering to create a new investment pool. The proceeds from the offering of Class B Membership Interests totaled $22,500,000 and are invested in money market funds at December 31, 1996.

        The Company intends to invest substantially all of its assets in real estate investments. The Company intends to make, where possible, the majority of its real estate investments in Detroit, with the balance being in southeastern Michigan. At December 31, 1996, the Company's total mortgage loan portfolio is invested 77% in projects located in the City of Detroit, 9% in projects located in the County of Macomb, and 14% in projects located in the County of Wayne outside the City of Detroit.

        The Company's mortgage loans include financing for industrial and mixed-use facilities, office buildings, and retail and residential centers. The Company has favored investments that will provide a competitive return and permanent financing for projects which will create construction jobs and stimulate the southeastern Michigan economy. All mortgage loans to date are collateralized by a first lien on real property. At December 31, 1996, the Company's largest loan approximates 9.5% of its total Class A assets and 6.2% of total assets. The carrying value of all mortgage loans approximates 64% of its total Class A Assets and 42% of total assets. The net proceeds from the offering of Class B Membership Interests will be invested in short-term investments until such time as the proceeds are invested in real estate loans.


                                  Continued

                     METROPOLITAN REALTY COMPANY, L.L.C.

                   NOTES TO FINANCIAL STATEMENTS, Continued


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

        Marketable Securities

               The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in
               Debt and Equity Securities" (SFAS No. 115), effective
               January 1, 1994. Under SFAS No. 115, marketable securities available for sale are carried at market value, and unrealized gains and losses are included in a separate component of members'/shareholders' equity. Class A
               Members' equity includes net unrealized holding losses on marketable securities of $39,758 at December 31, 1996 and net unrealized holding gains on marketable securities of $47,690 at December 31, 1995. Realized gains or losses on sales of securities are determined based upon specific identification. The realized net loss on marketable securities, included in investment income in the accompanying statement of operations, resulted from called mortgaged-backed securities and aggregated $33,208, $23,263 and $16,557 for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, all marketable securities are considered available for sale.

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


                                  Continued

                     METROPOLITAN REALTY COMPANY, L.L.C.

                   NOTES TO FINANCIAL STATEMENTS, Continued


2.      ACCOUNTING POLICIES, continued

        Allowance for Loan Losses, continued

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

        Foreclosed Property Held for Sale

               Property acquired through loan foreclosure is initially recorded at the lesser of mortgage loan balance or fair value at the date of foreclosure. Losses, if any, attributable to the excess of the recorded investment, including accrued interest over fair value are charged to the allowance for loan losses on mortgage loans at the time of foreclosure. A valuation allowance is also established at the time of foreclosure for the estimated costs to sell the property, as the Company is dependent on the liquidation of the property for the recovery of its investment in foreclosed real estate. Subsequent to foreclosure, the property is carried at the lower of cost or fair value less estimated costs to sell. The property's operating income and expenses from the date of foreclosure are reflected in the statement of operations. Depreciation of the property commences one year from the date of foreclosure. Income from guarantor settlements is recognized when received.


                                  Continued

                     METROPOLITAN REALTY COMPANY, L.L.C.

                   NOTES TO FINANCIAL STATEMENTS, Continued




2.      ACCOUNTING POLICIES, continued

        Organization and Restructuring Costs

               Certain costs related to the organization of the Class B investment pool of the Company have been capitalized and are amortized on a straight-line basis over 60 months. Costs associated with the restructuring of the Class A investment pool were expensed as incurred.

        Income Taxes

               As a limited liability company, it is intended that the Company will be classified as a partnership for federal income tax purposes and, as such, it generally will be treated as a "pass-through" entity that is not subject to federal income tax. Prior to the restructuring into a limited liability company, the Company operated at all times to qualify as a real estate investment trust under provisions of the Internal Revenue Code. As a real estate investment trust, each year qualification is met, income is not subject to federal income tax at the company level, to the extent distributed to shareholders.

        Revenue Recognition

               Loan origination fees received from the borrower, in excess of loan origination costs paid, are amortized to interest income using the effective interest method over the life of the mortgage loan.

               Interest income is accrued when earned. The Company discontinues the accrual of interest income when circumstances exist which cause the collection of interest to be doubtful. The determination to discontinue accruing interest is made after a review by the Company's management of all relevant facts, including delinquency of principal and/or interest, and financial stability of the borrower. The Company classifies loans on which the accrual of interest has been discontinued as nonearning. Interest income on nonaccrual loans is recognized on a cash basis if the future collectibility of the recorded loan balance is expected. When the future collectibility of the recorded loan balance is doubtful, collection of interest will be applied as a reduction to outstanding loan principal. All mortgage loans held by the Company are classified as earning loans at December 31, 1996 and 1995.

        General Expenses

               Those expenses incurred by the Company that are not directly attributable to a particular class of Membership Interest shall be allocated in accordance with a formula, established in the Operating Agreement, based primarily on the real estate investments held by each class of assets.


                                  Continued

                     METROPOLITAN REALTY COMPANY, L.L.C.

                   NOTES TO FINANCIAL STATEMENTS, Continued



2.      ACCOUNTING POLICIES, continued

        Distributions

               In accordance with the terms of the Company's Operating Agreement, Class A and Class B members will receive pro rata quarterly distributions of cash income, less expenses from their respective class of net assets. The Operating Agreement also provides for the pass through to Class A members (commencing in the year 2001, if elected) and Class B members (commencing in the year 2000), from their respective class of net assets, of principal returned with respect to real estate investments and any cash and cash equivalents which have not been invested in real estate investments. All distributions are subject to a determination by the Managing Board that the Company will have sufficient cash on hand to meet its current and anticipated needs to fulfill its business purpose.

        Other

               Certain prior year accounts have been reclassified to conform with current year presentations.






                                  Continued

                     METROPOLITAN REALTY COMPANY, L.L.C.

                   NOTES TO FINANCIAL STATEMENTS, continued



3.      MARKETABLE SECURITIES:

        Marketable securities at December 31, 1996 and 1995 consisted of the following:


                                                        1996                        1995
                                               ----------------------      ---------------------
                            Interest Rate
                             at 12/31/96       Cost      Market Value      Cost     Market Value
                            -------------      ----      ------------      ----     ------------
U.S. Treasury Notes          5.625%-6.5%   $ 6,526,289   $ 6,515,940   $ 3,507,383   $ 3,516,940


Mortgage-backed
securities:

  Federal National           6.07%-6.17%     5,331,622     5,235,831     5,956,601     5,948,714
  Mortgage Association,
  pass through

  Federal Home Loan          7.45%-7.99%     2,854,082     2,909,655     3,815,059     3,861,079
  Mortgage Corporation,
  pass through
                                           -----------   -----------   -----------   -----------
                                           $14,711,993   $14,661,426   $13,279,043   $13,326,733
                                           ===========   ===========   ===========   ===========


        The U.S. Treasury notes have scheduled maturities from August 1997 to September 1998. The mortgage-backed securities mature according to payment characteristics of the underlying loans. The ultimate maturity dates of the mortgage-backed securities held by the Company at December 31, 1996 range from January 2017 to August 2024. There can be no assurance that cash flows will materialize as scheduled as a result of prepayments of the underlying mortgages.



                                  Continued

                     METROPOLITAN REALTY COMPANY, L.L.C.

                   NOTES TO FINANCIAL STATEMENTS, Continued

                                  ---------

4.   MORTGAGE NOTES RECEIVABLE:

     Mortgage notes receivable as of dates indicated are summarized as follows:


====================================================================================================
                                                    Final
                            Interest              Maturity              Periodic
    Description               Rate                  Date              Payment Terms
----------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
----------------------------------------------------------------------------------------------------
First mortgage note           9.09%             December 2000   Monthly payments of principal
on parking garage in                                            and interest of $35,494 until
Detroit, Michigan                                               maturity, at which time the
                                                                remaining unpaid principal
                                                                balance of approximately
                                                                $4,010,000 is due. The note may
                                                                be prepaid in whole, but not in
                                                                part, for a fee ranging from 1
                                                                percent to 1.5 percent of the
                                                                outstanding principal balance at
                                                                the time of prepayment.

First mortgage on    10.25% through March 31,    April 2000     Monthly payments in varying
rehabilitation of    1995 adjusted to 9.26% on                  installments of principal and
historic office      April 1, 1995 based on the                 interest until maturity, at which
building located in  U.S. Treasury Securities                   time the remaining unpaid
Detroit, Michigan    weekly average yield                       principal balance of approxi-
                     adjusted to a constant                     mately $1,858,000 is due. The
                     maturity of 5 years plus                   note may be prepaid in whole,
                     2.25%                                      but not in part, for a set fee
                                                                based upon the rate by which the
                                                                annual yield on certain U.S.
                                                                Treasury securities exceeds the
                                                                yield on the note through April
                                                                1997, after which time the fee
                                                                ranges from 1 percent to 3
                                                                percent of the outstanding
                                                                principal balance at the time of
                                                                prepayment.
========================================================================================================
                                                                                              Principal
                                                                                              Amount of
                                                                                                Loans
                                                                                               Subject
                                                           Carrying Amount of                     to
                                     Face               Mortgages at December 31,*            Delinquent
                         Prior     Amount of            --------------------------            Principal
    Description          Liens     Mortgage         1996           1995           1994       and Interest
---------------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
---------------------------------------------------------------------------------------------------------
First mortgage note      None     $4,376,000     $4,177,441     $4,206,330     $4,238,157
on parking garage in
Detroit, Michigan

First mortgage on        None      1,900,000      1,784,069      1,812,889      1,836,190
rehabilitation of
historic office
building located in
Detroit, Michigan

------------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

Continued                         F-14





                     METROPOLITAN REALTY COMPANY, L.L.C.

                   NOTES TO FINANCIAL STATEMENTS, Continued

                                  ---------

4.  MORTGAGE NOTES RECEIVABLE, Continued:

====================================================================================================
                                                    Final
                            Interest              Maturity              Periodic
    Description               Rate                  Date              Payment Terms
----------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
----------------------------------------------------------------------------------------------------
First mortgage                9.875%            February 1999   Monthly payments in varying
permanent loan on a                                             installments of principal and
light industrial                                                interest until maturity, at which
building located in                                             time the remaining unpaid
Plymouth Township,                                              principal balance of approxi-
Michigan                                                        mately $2,402,000 is due. The
                                                                note may be prepaid in whole,
                                                                but not in part, for a fee based
                                                                upon the rate by which the
                                                                annual yield on certain U.S.
                                                                Treasury securities exceeds the
                                                                yield on the note at the time of
                                                                prepayment.

First mortgage on            10.50%             December 2000   Monthly payments of interest
day care center                                                 only until January 1993 when
located in Plymouth,                                            payments in varying installments
Michigan                                                        of principal and interest
                                                                commence until maturity, at which
                                                                time the remaining unpaid
                                                                principal balance of
                                                                approximately $908,000 is due.
                                                                The note may be prepaid in whole,
                                                                but not in part, for a fee based
                                                                upon the rate by which the annual
                                                                yield on certain U.S. Treasury
                                                                securities exceeds the yield on
                                                                the note at the time of
                                                                prepayment.
========================================================================================================
                                                                                              Principal
                                                                                              Amount of
                                                                                                Loans
                                                                                               Subject
                                                           Carrying Amount of                     to
                                     Face               Mortgages at December 31,*            Delinquent
                        Prior      Amount of            --------------------------            Principal
    Description         Liens      Mortgage         1996           1995           1994       and Interest
---------------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
---------------------------------------------------------------------------------------------------------
First mortgage           None     $2,525,000     $2,430,975     $2,445,235     $2,458,787
permanent loan on a
light industrial
building located in
Plymouth Township,
Michigan

First mortgage on        None        960,000        935,431        940,653        945,613
day care center
located in Plymouth,
Michigan

------------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

Continued                            F-15





                     METROPOLITAN REALTY COMPANY, L.L.C.

                   NOTES TO FINANCIAL STATEMENTS, Continued

                                  ---------

4.  MORTGAGE NOTES RECEIVABLE, Continued:

====================================================================================================
                                                    Final
                            Interest              Maturity              Periodic
    Description               Rate                  Date              Payment Terms
----------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
----------------------------------------------------------------------------------------------------
First mortgage on    9.875% through October 31,  October 2000   Monthly payments in varying
retail tire          1995 adjusted to 7.25% on                  installments of principal and
center located in    November 1, 1995 based on                  interest until maturity, at which
Woodhaven,           the U.S. Treasury average                  time the remaining unpaid
Michigan             weekly yield adjusted to                   principal balance of approxi-
                     a constant maturity of                     mately $647,000 is due. The note
                     5 years plus 1.5% at                       may be prepaid in whole, but not
                     that date                                  in part, for a fee of 1 percent of
                                                                the outstanding principal balance
                                                                or based upon the rate by which
                                                                the annual yield on certain U.S.
                                                                Treasury securities exceeds the
                                                                yield on the note at the time of
                                                                prepayment.

First mortgage on    9.50% through February 28,  February 2001  Monthly payments in varying
retail tire center   1996 adjusted to 6.75% on                  installments of principal and
located in Sterling  March 1, 1996 based on the                 interest until maturity, at which
Heights, Michigan    U.S. Treasury Securities                   time the remaining unpaid
                     weekly average yield                       principal balance of approxi-
                     adjusted to a constant                     mately $693,000 is due. The note
                     maturity of 5 years                        may be prepaid in whole, but not
                     plus 1.5%                                  in part, for a fee of 1 percent to 2
                                                                percent of the outstanding
                                                                principal balance or based upon
                                                                the rate by which the annual
                                                                yield on certain U.S. Treasury
                                                                securities exceeds the yield on
                                                                the note at the time of
                                                                prepayment.

========================================================================================================
                                                                                              Principal
                                                                                              Amount of
                                                                                                Loans
                                                                                               Subject
                                                           Carrying Amount of                     to
                                     Face               Mortgages at December 31,*            Delinquent
                         Prior     Amount of            --------------------------            Principal
    Description          Liens     Mortgage         1996           1995           1994       and Interest
---------------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
---------------------------------------------------------------------------------------------------------
First mortgage on        None     $695,000       $661,773       $669,449       $673,579
retail tire
center located in
Woodhaven,
Michigan

First mortgage on        None      750,000        711,498        719,601        723,425
retail tire center
located in Sterling
Heights, Michigan

------------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

Continued                           F-16





                     METROPOLITAN REALTY COMPANY, L.L.C.

                   NOTES TO FINANCIAL STATEMENTS, Continued

                                  ---------

4.  MORTGAGE NOTES RECEIVABLE, Continued:

====================================================================================================
                                                    Final
                            Interest              Maturity              Periodic
    Description               Rate                  Date              Payment Terms
----------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
----------------------------------------------------------------------------------------------------
First mortgage on            10.25%              April 2003     Monthly payments of interest
office building                                                 only through April 1995 and
located in Detroit,                                             varying installments of principal
Michigan                                                        and interest from May 1995 until
                                                                maturity, at which time the
                                                                remaining unpaid principal
                                                                balance of approximately
                                                                $1,695,000 is due. The note may
                                                                be prepaid in whole, but not in
                                                                part, at varying prepayment
                                                                rates, based on the date of
                                                                prepayment.

Renovation of office   Bank prime rate plus 1%   July 1997      Monthly payments in varying
building located in    (Prime Rate at December                  installments of interest until
Detroit, Michigan      31, 1996 was 8.25%)                      maturity, at which time it is
                                                                anticipated that it will convert
                                                                to a permanent loan. The
                                                                construction note may be prepaid
                                                                in whole, but not in part, for a
                                                                fee based upon the rate by
                                                                which the annual yield on certain
                                                                U.S. Treasury Securities exceeds
                                                                the yield on the rate at the time
                                                                of prepayment.
========================================================================================================
                                                                                              Principal
                                                                                              Amount of
                                                                                                Loans
                                                                                               Subject
                                                           Carrying Amount of                     to
                                     Face               Mortgages at December 31,*            Delinquent
                         Prior     Amount of            --------------------------            Principal
    Description          Liens     Mortgage         1996           1995           1994       and Interest
---------------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
---------------------------------------------------------------------------------------------------------
First mortgage on        None   $1,800,000       $1,737,891     $1,741,822     $1,743,332
office building
located in Detroit,
Michigan

Renovation of office     None   $1,365,000          925,543        420,406             --
building located in             (of which
Detroit, Michigan               approximately
                                $416,000 is
                                undisbursed at
                                December 31,
                                1996)

------------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

Continued                          F-17





                     METROPOLITAN REALTY COMPANY, L.L.C.

                   NOTES TO FINANCIAL STATEMENTS, Continued

                                  ---------

4.  MORTGAGE NOTES RECEIVABLE, Continued:

====================================================================================================
                                                    Final
                            Interest              Maturity              Periodic
    Description               Rate                  Date              Payment Terms
----------------------------------------------------------------------------------------------------
First Mortgage Notes on Shopping Centers:
----------------------------------------------------------------------------------------------------
Shopping center  10.50% through December        December 1999   Monthly payments in varying
located in       31, 1994 adjusted to                           installments of principal and
Detroit,         10.875% on January 1, 1995                     interest until maturity, at which
Michigan         based on the U.S. Treasury                     time the remaining unpaid
                 Securities weekly average                      principal balance of approxi-
                 yield adjusted to a constant                   mately $941,000 is due. The note
                 maturity of 5 years plus 3%.                   may be prepaid in whole, but not
                                                                in part, for a fee ranging from 1
                                                                percent to 5 percent of the
                                                                outstanding principal balance or
                                                                based upon the rate by which the
                                                                annual yield on certain U.S.
                                                                Treasury securities exceeds the
                                                                yield on the note at the time of
                                                                prepayment.
========================================================================================================
                                                                                              Principal
                                                                                              Amount of
                                                                                                Loans
                                                                                               Subject
                                                           Carrying Amount of                     to
                                     Face               Mortgages at December 31,*            Delinquent
                         Prior     Amount of            --------------------------            Principal
    Description          Liens     Mortgage         1996           1995           1994       and Interest
---------------------------------------------------------------------------------------------------------
First Mortgage Notes on Shopping Centers:
---------------------------------------------------------------------------------------------------------
Shopping center          None     $1,080,500     $960,439       $965,898       $971,030
located in Detroit,
Michigan

------------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

Continued                            F-18





                     METROPOLITAN REALTY COMPANY, L.L.C.

                   NOTES TO FINANCIAL STATEMENTS, Continued

                                  ---------

4.  MORTGAGE NOTES RECEIVABLE, Continued:

====================================================================================================
                                                    Final
                            Interest              Maturity              Periodic
    Description               Rate                  Date              Payment Terms
----------------------------------------------------------------------------------------------------
First Mortgage Notes on Shopping Centers:
----------------------------------------------------------------------------------------------------
Shopping center               9.3752%           January 2000    Monthly payments of principal
located in Sterling                                             and interest of $18,298 until
Heights, Michigan                                               maturity, at which time the
                                                                remaining unpaid principal
                                                                balance of approximately
                                                                $2,028,000 is due. The note may
                                                                be prepaid in whole, but not in
                                                                part, for a fee based upon the
                                                                rate by which the annual yield on
                                                                certain U.S. Treasury securities
                                                                at the time of prepayment exceeds
                                                                the yield on the note through
                                                                January 1997. After such date,
                                                                the note may be prepaid without a
                                                                fee.

Rehabilitation of            11.25%             October 2000    Monthly payments of principal
shopping center                                                 and interest of $16,471 until
located in Detroit,                                             maturity, at which time the
Michigan                                                        remaining unpaid principal
                                                                balance of approximately
                                                                $1,477,000 is due. The note may
                                                                be prepaid in whole, but not in
                                                                part, for a fee based upon the rate
                                                                by which the annual yield on
                                                                certain U.S. Treasury securities
                                                                exceeds the yield on the note at
                                                                the time of prepayment.
========================================================================================================
                                                                                              Principal
                                                                                              Amount of
                                                                                                Loans
                                                                                               Subject
                                                           Carrying Amount of                     to
                                     Face               Mortgages at December 31,*            Delinquent
                         Prior     Amount of            --------------------------            Principal
    Description          Liens     Mortgage         1996           1995           1994       and Interest
---------------------------------------------------------------------------------------------------------
First Mortgage Notes on Shopping Centers:
---------------------------------------------------------------------------------------------------------
Shopping center          None     $2,200,000     $2,093,322     $2,111,851     $2,127,504
located in Sterling
Heights, Michigan

Rehabilitation of        None      1,650,000      1,560,208      1,575,680      1,589,953
shopping center
located in Detroit,
Michigan

------------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

Continued                           F-19





                     METROPOLITAN REALTY COMPANY, L.L.C.

                   NOTES TO FINANCIAL STATEMENTS, Continued

                                  ---------

4.  MORTGAGE NOTES RECEIVABLE, Continued:

====================================================================================================
                                                    Final
                            Interest              Maturity              Periodic
    Description               Rate                  Date              Payment Terms
----------------------------------------------------------------------------------------------------
First Mortgage Notes on on Shopping Centers:
----------------------------------------------------------------------------------------------------
Rehabilitation of            11.25%             October 2000    Monthly payments of principal
shopping center                                                 and interest of $21,961 until
located in Detroit,                                             maturity, at which time the
Michigan                                                        remaining unpaid principal
                                                                balance of approximately
                                                                $1,969,000 is due. The loan may
                                                                be prepaid in whole, but not in
                                                                part, and may require payment of
                                                                a fee based upon the rate by
                                                                which the annual yield on certain
                                                                U.S. Treasury securities exceeds
                                                                the yield on the note at the time
                                                                of prepayment.

Shopping center              10.25%             April 1997      Monthly payments in varying
located in Detroit,            and                              installments of principal and
Michigan                      9.75%                             interest until maturity, at which
                                                                time the remaining unpaid
                                                                principal balance of
                                                                approximately $2,277,000 is due.
                                                                The note may be prepaid in whole,
                                                                but not in part, for a fee based
                                                                upon the rate by which the annual
                                                                yield on certain U.S. Treasury
                                                                securities exceeds the yield on
                                                                the note at the time of
                                                                prepayment.
========================================================================================================
                                                                                              Principal
                                                                                              Amount of
                                                                                                Loans
                                                                                               Subject
                                                           Carrying Amount of                     to
                                     Face               Mortgages at December 31,*            Delinquent
                         Prior     Amount of            --------------------------            Principal
    Description          Liens     Mortgage         1996           1995           1994       and Interest
---------------------------------------------------------------------------------------------------------
First Mortgage Notes on Shopping Centers:
---------------------------------------------------------------------------------------------------------
Rehabilitation of        None     $2,200,000     $2,080,277     $2,100,907     $2,119,938
shopping center
located in Detroit,
Michigan

Shopping center          None      2,500,000      2,292,465      2,329,018      2,362,444
located in Detroit,
Michigan

------------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.


Continued                           F-20



                     METROPOLITAN REALTY COMPANY, L.L.C.

                   NOTES TO FINANCIAL STATEMENTS, Continued

                                  ---------

4.  MORTGAGE NOTES RECEIVABLE, Continued:

====================================================================================================
                                                    Final
                            Interest              Maturity              Periodic
    Description               Rate                  Date              Payment Terms
----------------------------------------------------------------------------------------------------
First Mortgage Notes on Shopping Centers:
----------------------------------------------------------------------------------------------------
Shopping center               9.00%             December 1997   Monthly interest payments of
located in Detroit,                                             $21,375 until maturity, at which
Michigan                                                        time it is anticipated that it will
                                                                convert to a permanent loan. The
                                                                construction note may be prepaid
                                                                in whole, but not in part, for a
                                                                fee based upon the rate by which
                                                                the annual yield on certain U.S.
                                                                Treasury securities exceeds the
                                                                yield on the rate at the time of
                                                                prepayment.
---------------------------------------------------------------------------------------------------
First Mortgage Notes on Apartment Buildings:
---------------------------------------------------------------------------------------------------
Renovation of 75-             8.0%              August 2000     Monthly payments of interest
unit building located          and                              only through April 1994 and
in Detroit, Michigan          9.5%                              varying installments of principal
                                                                and interest from May 1994 until
                                                                maturity, at which time the
                                                                remaining unpaid principal
                                                                balance of approximately
                                                                $1,284,000 is due. The note may
                                                                be prepaid in whole, but not in
                                                                part, and may require payment of
                                                                a fee based upon the rate by
                                                                which the annual yield on certain
                                                                U.S. Treasury securities exceeds
                                                                the yield on the note at the time
                                                                of prepayment.
========================================================================================================
                                                                                              Principal
                                                                                              Amount of
                                                                                                Loans
                                                                                               Subject
                                                           Carrying Amount of                     to
                                     Face               Mortgages at December 31,*            Delinquent
                         Prior     Amount of            --------------------------            Principal
    Description          Liens     Mortgage         1996           1995           1994       and Interest
---------------------------------------------------------------------------------------------------------
First Mortgage Notes on Shopping Centers:
---------------------------------------------------------------------------------------------------------
Shopping center          None     $2,850,000     $2,793,000             --             --
located in Detroit,
Michigan
---------------------------------------------------------------------------------------------------------
First Mortgage Notes on Apartment Buildings:
---------------------------------------------------------------------------------------------------------
Renovation of 75-        None      1,260,000**    1,354,681     $1,361,789     $1,369,349
unit building located
in Detroit, Michigan

------------
 * The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

** During 1993, the Company modified the terms of this mortgage note, pursuant to which approximately $125,000 of interest was added to the principal balance of the mortgage.

Continued                          F-21




                     METROPOLITAN REALTY COMPANY, L.L.C.

                   NOTES TO FINANCIAL STATEMENTS, Continued

                                  ---------

4.  MORTGAGE NOTES RECEIVABLE, Continued:

====================================================================================================
                                                    Final
                            Interest              Maturity              Periodic
    Description               Rate                  Date              Payment Terms
----------------------------------------------------------------------------------------------------
First Mortgage Notes on Apartment Buildings:
----------------------------------------------------------------------------------------------------
Renovation of 54-             9.25%            September 2000   Monthly payments of principal
unit building located                                           and interest of $5,800 until
in Detroit, Michigan                                            maturity, at which time the
                                                                remaining unpaid principal
                                                                balance of approximately
                                                                $557,000 is due. The note may
                                                                be prepaid in whole, but not in
                                                                part, and may require payment of
                                                                a fee based upon the rate by
                                                                which the annual yield on certain
                                                                U.S. Treasury securities exceeds
                                                                the yield on the note at the time
                                                                of prepayment.**

24-unit building             10.25%            January 2001     Monthly payments in varying
located in Detroit,                                             installments of principal and
Michigan                                                        interest until maturity, at which
                                                                time the remaining unpaid
                                                                principal balance of
                                                                approximately $241,000 is due.
                                                                The note may be prepaid in whole,
                                                                but not in part, and may require
                                                                payment of a fee based upon the
                                                                rate by which the annual yield on
                                                                certain U.S. Treasury securities
                                                                exceeds the yield on the note at
                                                                the time of prepayment.
========================================================================================================
                                                                                              Principal
                                                                                              Amount of
                                                                                                Loans
                                                                                               Subject
                                                           Carrying Amount of                     to
                                     Face               Mortgages at December 31,*            Delinquent
                         Prior     Amount of            --------------------------            Principal
    Description          Liens     Mortgage         1996           1995           1994       and Interest
---------------------------------------------------------------------------------------------------------
First Mortgage Notes on Apartment Buildings:
---------------------------------------------------------------------------------------------------------
Renovation of 54-        None     $728,000       $604,392       $614,211       $622,842
unit building located
in Detroit, Michigan

24-unit building         None      275,000        255,850        258,623        261,166
located in Detroit,
Michigan

------------
 * The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

** In December 1994, the Company modified the terms of this loan pursuant to which $75,000 of principal was prepaid and the interest rate was reduced from 11% to 9.25%.

Continued                           F-22




                     METROPOLITAN REALTY COMPANY, L.L.C.

                   NOTES TO FINANCIAL STATEMENTS, Continued

                                  ---------

4.  MORTGAGE NOTES RECEIVABLE, Continued:

====================================================================================================
                                                    Final
                            Interest              Maturity              Periodic
    Description               Rate                  Date              Payment Terms
----------------------------------------------------------------------------------------------------
First Mortgage Notes on Apartment Buildings:
----------------------------------------------------------------------------------------------------
Renovation of 167-      10.25% and 12.25%        April 1997     Monthly payments in varying
unit building located                                           installments of principal and
in Detroit, Michigan                                            interest until maturity, at which
                                                                time the remaining unpaid
                                                                principal balance of
                                                                approximately $1,911,000 is due.
                                                                The note may be prepaid in whole,
                                                                but not in part, for a fee based
                                                                upon the rate by which the annual
                                                                yield on certain U.S. Treasury
                                                                securities exceeds the yield on
                                                                the note at the time of
                                                                prepayment.

205-unit high-rise           10.00%              August 2000    Monthly payments in varying
apartment building                                              installments of principal and
located in Detroit,                                             interest until maturity, at which
Michigan                                                        time the remaining unpaid
                                                                principal balance of
                                                                approximately $375,000 is due.
                                                                The note may be prepaid in
                                                                whole or in part at anytime.
========================================================================================================
                                                                                              Principal
                                                                                              Amount of
                                                                                                Loans
                                                                                               Subject
                                                           Carrying Amount of                     to
                                     Face               Mortgages at December 31,*            Delinquent
                         Prior     Amount of            --------------------------            Principal
    Description          Liens     Mortgage         1996           1995           1994       and Interest
---------------------------------------------------------------------------------------------------------
First Mortgage Notes on Apartment Buildings:
---------------------------------------------------------------------------------------------------------
Renovation of 167-       None     $ 2,500,000    $ 2,084,656    $ 2,239,156    $ 2,350,670
unit building located
in Detroit, Michigan

205-unit high-rise       None         455,000        437,355        450,810             --
apartment building
located in Detroit,
Michigan
                                   33,769,500     29,881,266     26,964,328     26,393,979         --
                                  -----------    -----------    -----------    -----------    -----------
Allowance for loan
  losses                                          (1,600,000)    (1,600,000)    (1,000,000)
                                  -----------    -----------    -----------    -----------    -----------
Mortgage notes
  receivable, net of
  allowance for
  loan losses                     $33,769,500    $28,281,266    $25,364,328    $25,393,979         --
                                  ===========    ===========    ===========    ===========    ===========

------------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.


Continued                         F-23





                     METROPOLITAN REALTY COMPANY, L.L.C.

                   NOTES TO FINANCIAL STATEMENTS, Continued

4.  MORTGAGE NOTES RECEIVABLE, Continued:


    Aggregate, contractual annual maturities of mortgage notes receivable principal are as follows:

                      1997                            $ 8,439,690
                      1998                                282,886
                      1999                                311,938
                      2000                             12,080,500
                      2001                              7,294,295
                      2002 and after                    1,719,185
                                                      -----------
                                                       30,128,494
        Less unamortized net loan
          origination fees                               (247,228)
                                                      -----------
                                                      $29,881,266
                                                      ===========

    Of the $8,439,690 in 1997 contractual maturities, approximately $3,800,000 represents maturities of construction loans which the Company anticipates will then convert to permanent loans. There can be no assurance that cash flows will materialize as scheduled as a result of prepayments of the mortgage notes.

Continued                          F-24





                     METROPOLITAN REALTY COMPANY, L.L.C.

                   NOTES TO FINANCIAL STATEMENTS, Continued


4.      MORTGAGE NOTES RECEIVABLE, continued:

        A reconciliation of the carrying value of mortgage notes receivable for the years ended December 31, 1996, 1995 and 1994 is as follows:


                                                          December 31,
                                         --------------------------------------------
                                              1996           1995             1994
                                              ----           ----             ----
Mortgage notes receivable:
Balance, beginning of year               $ 26,964,328    $ 26,393,979    $ 31,049,162
                                         ------------    ------------    ------------
Additions:
    New mortgage loans                      3,355,137         899,293         150,000
    Amortization of net loan
      origination fees                         55,619          50,095         104,008
                                         ------------    ------------    ------------
               Total additions              3,410,756         949,388         254,008
                                         ------------    ------------    ------------
Deductions:
    Collections of principal                 (436,818)       (355,151)     (4,876,191)
    Loan origination fees received            (57,000)        (23,888)        (33,000)
                                         ------------    ------------    ------------
               Total deductions              (493,818)       (379,039)     (4,909,191)
                                         ------------    ------------    ------------

Balance, close of year                     29,881,266      26,964,328      26,393,979
                                         ------------    ------------    ------------
Allowance for loan losses:
Balance, beginning of year                 (1,600,000)     (1,000,000)     (1,461,500)
                                         ------------    ------------    ------------
Changes in the provision                         --          (600,000)        461,500
                                         ------------    ------------    ------------
Balance, close of year                     (1,600,000)     (1,600,000)     (1,000,000)
                                         ------------    ------------    ------------
Mortgage notes receivable, net of
    allowance for loan losses            $ 28,281,266    $ 25,364,328    $ 25,393,979
                                         ============    ============    ============


During the year ended December 31, 1996, the Company earned approximately $390,000 or 9.8% of its total income on one mortgage note with a carrying value of approximately $4,177,000.

Two mortgage notes carried at an aggregate carrying value of approximately $3,640,000; four mortgage notes carried at an aggregate carrying value of approximately $3,175,000, and two mortgage notes carried at an aggregate carrying value of approximately $2,663,000 at December 31, 1996, made to entities affiliated through common ownership earned $420,732, $324,100 and $254,665, respectively, during the year ended December 31, 1996.


                                  Continued
                                     F-25




                     METROPOLITAN REALTY COMPANY, L.L.C.

                   NOTES TO FINANCIAL STATEMENTS, Continued


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

        During the third quarter of 1995, the Company determined that an $850,000 increase in the allowance related to certain loans was necessary as a result of the continued deterioration of the underlying collateral and limited market rent potential on these loans. In its analysis of the adequacy of the allowance for loan losses, the Company used operating cash flow analyses and other information obtained through an independent valuation of the Company's mortgage portfolio performed in conjunction with the planned restructuring discussed in Note 1. The Company believes that the allowance for loan losses of $1,600,000 at December 31, 1996 and 1995 is adequate to properly reflect the portfolio of mortgage loans at estimated net realizable value.

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

        At December 31, 1996 and 1995, the total recorded investment in impaired loans, as defined by SFAS 114, was $5,264,000 and $5,308,000, respectively. The allowance related to these loans totaled $1,600,000 at December 31, 1996 and 1995. The average recorded

                                  Continued
                                     F-26




                       METROPOLITAN REALTY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS, Continued


4.      MORTGAGE NOTES RECEIVABLE, continued:

        investment in impaired loans was approximately $5,278,000 and $5,328,000 and interest income was $538,000 and $536,000 for the years ended December 31, 1996 and 1995, respectively. All impaired loans were classified as earning loans during 1996 and 1995, with interest income recognized on an accrual basis.


5.      REAL ESTATE OWNED:

        A sale of the property which was foreclosed by the Company in 1992 was consummated on August 1, 1995. In accordance with the terms of the purchase agreement, the Company received $100,000 of the purchase price at the August 1, 1995 settlement date. The remaining $455,000 of the purchase price will be paid, pursuant to the terms of the mortgage note bearing interest at 10% per annum, in monthly installments of principal and interest of $4,889 commencing in September 1995 until maturity in August 2000, at which time the remaining unpaid principal of approximately $375,000 is due. The mortgage note is guaranteed by the borrower and may be prepaid in whole or in part at any time. The property's operating income and expenses, from the date of foreclosure to the date of sale, are reflected in the statement of operations.

        The net loss from foreclosed property held for sale totaled $331,953 and $1,295,416 for the years ended December 31, 1995 and 1994, respectively, and consisted of the following:


                                      1995             1994
                                      ----             ----
Rental income                       $432,292         $661,679
                                    --------         --------
Expenses:
  Operating expenses                 380,011          840,950
  Valuation provision                314,421          994,134
  Depreciation expense                38,422           65,866
  Management fees                     23,779           37,538
  Professional fees                    7,612           18,607
                                   ---------       ----------
    Total expenses                   764,245        1,957,095
                                    --------        ---------
Net loss from foreclosed
  property held for sale            $331,953       $1,295,416
                                    ========       ==========




                                  Continued
                                     F-27




                     METROPOLITAN REALTY COMPANY, L.L.C.

                   NOTES TO FINANCIAL STATEMENTS, Continued


6.      FINANCIAL INSTRUMENTS:

        The estimated fair value of financial instruments held by the Company at December 31, 1996 and 1995, and the valuation techniques used to estimate the fair value, were as follows:

                                             1996                      1995
                                   ----------------------      ------------------------
                                   Carrying     Estimated      Carrying      Estimated
                                    Value      Fair Value       Value        Fair Value
                                   --------    ----------      --------      ----------
Cash and cash equivalents        $23,361,679   $23,361,679   $ 2,446,221   $ 2,446,221
Marketable securities             14,661,426    14,661,426    13,326,733    13,326,733
Mortgage notes receivable, net    28,281,266    28,374,000    25,364,328    25,490,028
Accrued interest and other
receivables                          330,555       330,555       282,620       282,620
Accounts payable                   2,046,201     2,046,201       125,532       125,532


  Cash and cash equivalents       -      The carrying amount is a reasonable
                                         estimate of fair value.

  Marketable securities           -      The estimated fair value
                                         of marketable securities
                                         is estimated based on
                                         quoted market prices.

  Mortgage notes receivable, net  -      The fair value of mortgage
                                         notes receivable is
                                         estimated by discounting
                                         future cash flows using an
                                         estimated discount rate
                                         which reflects the current
                                         credit, interest rate and
                                         prepayment risks
                                         associated with similar
                                         types of instruments.

  Accrued interest and other      -      The carrying amount is a reasonable
  receivables                            estimate of  fair value.

  Accounts payable                -      The carrying amount is a reasonable
                                         estimate of fair value.

7.      FEDERAL INCOME TAX:

        Prior to the restructuring, the Company operated to qualify as a real estate investment trust and was not subject to federal income tax on taxable income distributed to its shareholders during its fiscal year and subsequent year, but prior to filing its federal tax return. As part of the restructuring, the Company contributed its assets to the limited liability company (LLC) in exchange for Class A membership interests in the LLC. The Company then distributed the Class A membership interests to its majority shareholders in a liquidating distribution. Income for tax and financial reporting purposes is reconciled as follows:

                                  Continued
                                     F-28




                     METROPOLITAN REALTY COMPANY, L.L.C.

                   NOTES TO FINANCIAL STATEMENTS, Continued


7.      FEDERAL INCOME TAX, continued:

                                                   1996           1995          1994
                                                   ----           ----          ----
Investment income before income tax on
  undistributed earnings                      $ 3,441,852    $ 1,990,203    $ 2,587,550

Less investment income from the date of
restructuring (for the period
December 7-31, 1996)                             (346,456)          --             --

Increase (decrease) in taxable income
 resulting from:

    Loan origination and application
      fees, net                                   (24,023)         8,430        (88,845)

    Provision for valuation allowances, net          --          914,421        532,634

    Realized loss on sale of
      foreclosed property                            --       (1,566,594)          --

    Bad debt expense                                 --             --         (312,000)

    Dividend deductions:

      From regular distributions                 (453,217)    (1,314,329)    (2,764,623)

      From liquidating distribution            (2,595,903)          --             --

    Other, net                                    (22,253)       (32,131)        45,284
                                              -----------    -----------    -----------
          Taxable investment income                  --             --             --
                                              ===========    ===========    ===========


8.      RELATED PARTY TRANSACTIONS:

        The Company was involved in various transactions with affiliates as follows:

        o One of the Company's legal counselors is also a member of the Company's Managing Board. Fees for legal services provided by the Managing Board Member's law firm amount to $95,277, $306,394 and $153,296 for the years ended December 31, 1996, 1995 and 1994, respectively, of which $14,313, $227,586 and
               $70,076 of the fees earned in 1996, 1995 and 1994,
               respectively, relate to the restructuring of the Company and new offering discussed in Note 1. Accrued legal fees of $30,581 and $30,860 are included in accounts payable in the accompanying balance sheet at December 31, 1996 and 1995, respectively.



                                  Continued
                                     F-29




                     METROPOLITAN REALTY COMPANY, L.L.C.

                   NOTES TO FINANCIAL STATEMENTS, Continued


8.      RELATED PARTY TRANSACTIONS, continued:

        o Fees aggregating $22,951, $23,920 and $19,831 for the years ended December 31, 1996, 1995 and 1994, respectively, were earned by a member manager of the Company for providing various investment and other services to the Company. Accrued fees of $12,786 and $5,500 are included in accounts payable in the accompanying balance sheet at December 31, 1996 and 1995, respectively.

        o      Consulting fees under a contractual agreement aggregating
               $46,746, $44,520 and $42,400 were earned by an officer of the Company in 1996, 1995 and 1994 respectively.

        o During 1995, one of the Company's Managing Board Members became the vice president of an entity which has a mortgage note with the Company. The carrying amount of the mortgage note receivable totaled $4,177,441 and $4,206,330 at December
               31, 1996 and 1995, respectively, and earned the Company
               $389,732, $391,854 and $394,843 during the years ended
               December 31, 1996, 1995 and 1994, respectively.


9.      COMMITMENTS:

        At December 31, 1996, the Company had outstanding loan commitments aggregating $415,570.



                                  Continued
                                     F-30




                     METROPOLITAN REALTY COMPANY, L.L.C.

                   NOTES TO FINANCIAL STATEMENTS, Continued


12.     INTERIM FINANCIAL INFORMATION (unaudited):


                                                              Net Investment
                              Total        Net Investment     Income (Loss)
Quarters Ended               Income         Income (Loss)       per Share
--------------               ------        --------------     --------------

Fiscal 1996
-----------

December 31                $1,105,276           $895,275            N/A(1)
September 30                  982,329            872,881            .19
June 30                       916,011            802,400            .18
March 31                      995,962            871,296            .19
                           ----------         ----------          -----
                           $3,999,578         $3,441,852            N/A(1)
                           ==========         ==========          =====

Fiscal 1995
-----------

December 31                  $913,133           $674,776          $ .15
September 30                  973,527           (183,720)          (.04)(2)
June 30                       926,886            736,626            .16
March 31                      950,513            762,521            .17
                           ----------         ----------           ----
                           $3,764,059         $1,990,203          $ .44
                           ==========         ==========          =====

---------

(1) Effective upon the consummation of the Restructuring of Metropolitan Realty Corporation, the Company's predecessor in interest, on December 6, 1996, Class A Membership Interests were distributed pro rata to the majority shareholders of Metropolitan Realty Corporation. Per share information is no longer relevant as a result of the restructuring (See Note 1).


(2) The results of operations for the third quarter of fiscal year 1995 include a $850,000 increase in the allowance for loan losses and a $200,000 increase in general and administrative expenses for costs associated with the Company's planned restructuring into a limited liability company.


                                     F-31




                     METROPOLITAN REALTY COMPANY, L.L.C.
                                 SCHEDULE II
                      VALUATION AND QUALIFYING ACCOUNTS
             for the years ended December 31, 1996, 1995 and 1994



                               Additions,    Charged
                               Charged to   (Credited) to
                  Balance at   Costs and     Other                           Balance at
 Description      January 1    Expenses      Accounts        Deductions      December 31
 -----------      ---------    ----------    ------------    ----------      -----------
Allowance for
Loan Losses:
   1996          $1,600,000                                                  $1,600,000
   1995           1,000,000     $600,000                                      1,600,000
   1994           1,461,500                                $  (461,500)(1)    1,000,000

Valuation
Allowance:
   1996                 --                                                          --
   1995           1,134,134      314,421                    (1,448,555)(2)          --
   1994             140,000      994,134                                      1,134,134


(1)  Decrease in allowance for loan losses reduced operating expenses.

(2)  Foreclosed property sold in 1995.














                                     F-32



                              INDEX TO EXHIBITS


                                                                                                                     Page
 Exhibit                                                 Incorporated Herein                             Filed      Number
   No.                  Description                        by Reference to                              Herewith    Herein
 -------                -----------                      -------------------                            --------    ------
   3.1        Certificate of Formation of               Exhibit 3.1 to the Company's Registration
              Metropolitan Realty Company, L.L.C.       Statement on Form S-4, File No. 033-
                                                        99694

   3.2        Operating Agreement of Metropolitan       Exhibit 3.2 to the Company's Registration
              Realty Company, L.L.C.                    Statement on Form S-4, File No. 033-
                                                        99694

   3.3        Certificate of Amendment to               Exhibit 3.3 to the Company's Registration
              Certificate of Formation of               Statement on Form S-4, File No. 033-
              Metropolitan Realty Company, L.L.C.       99694

   10.1       Investment Management Service             Exhibit 10.2 to Metropolitan Realty
              Agreement dated February 15, 1989         Corporation's Annual Report on Form 10-
              between the Company's predecessor         K for the fiscal year ending December
              in interest, Metropolitan Realty          31, 1988, Commission File No. 1-9450
              Corporation, and NBD Bank, N.A.
              (formerly National Bank of Detroit)

   10.2       Buhl Building Lease dated April 25,       Exhibit 10.4 to Metropolitan Realty
              1991 between the Company's                Corporation's Annual Report on Form 10-
              predecessor in interest, Metropolita      K for the fiscal year ending December
              Realty Corporation, and Buhl Realty       31, 1991, Commission File No. 1-9450
              Company

   10.3       First lease amendment to Buhl             Exhibit 10.6 to Metropolitan Realty
              Building Lease dated May 14, 1992         Corporation's Annual Report on Form 10-
              between the Company and Buhl              K for the fiscal year ending December
              Realty Company                            31, 1992, Commission File No. 1-9450

   10.4       Second lease amendment to Buhl            Exhibit 10.8 to Metropolitan Realty
              Building Lease dated May 14, 1992         Corporation's Annual Report on Form 10-
              between the Company and Buhl              K for the fiscal year ending December
              Realty Company                            31, 1993, Commission File No. 1-9450

   25         Powers of Attorney                                                                           X          E-3



                                     E-1