Form 10-Q
period 1997-03-31
METROPOLITAN REALTY CO LLC
filed 1997-05-14
CIK 1003951

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        for the quarterly period ended March 31, 1997

_____ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from___________ to_____________



                       Commission File Number 33-99694
                     METROPOLITAN REALTY COMPANY, L.L.C.
            (Exact name of registrant as specified in its charter)


Michigan                                  38-3260057
(State of incorporation)                 (I.R.S. Employer Identification No.)

                           535 Griswold, Suite 748
                           Detroit, Michigan 48226
                   (Address of principal executive offices)

                                (313) 961-5552
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         YES___X___ NO____

                        PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

                                     METROPOLITAN REALTY COMPANY, L.L.C.
                                                BALANCE SHEET
                                    March 31, 1997 and December 31, 1996


                                                March 31, 1997                             December 31, 1996
                                -------------------------------------------     ----------------------------------------
                                   Class A        Class B                       Class A        Class B
                                   Member          Member                        Member         Member
                                  Interest        Interest        Total         Interest       Interest        Total
                                ------------    -----------     ----------     ----------    ------------    -----------
ASSETS:
------

Cash and cash equivalents...      $ 2,187,428    $ 1,915,979    $ 4,103,407     $   787,501    $22,574,178    $23,361,679
Marketable securities.......       12,196,323     20,178,776     32,375,099      14,661,426                    14,661,426
Mortgage notes receivable:
   Notes, unaffiliated......       26,120,477                    26,120,477      25,703,825                    25,703,825
   Notes, affiliated........        4,167,568                     4,167,568       4,177,441                     4,177,441
   Allowance for loan losses       (1,600,000)                   (1,600,000)     (1,600,000)                   (1,600,000)
                                  -----------                   -----------     -----------                   -----------
                                   28,688,045                    28,688,045      28,281,266                    28,281,266
Accrued interest and other
  receivables...............          319,594        355,574        675,168         330,555                       330,555
Other assets................           47,244                        47,244          23,790                        23,790
Organization costs, net of
  accumulated amortization
  of $25,773 at March 31,
  1997 and $5,585 at
  December 31, 1996.........                         383,580        383,580                        403,768        403,768
                                  -----------    -----------    -----------     -----------    -----------    -----------
        Total assets........      $43,438,634    $22,833,909    $66,272,543     $44,084,538    $22,977,946    $67,062,484
                                  ===========    ===========    ===========     ===========    ===========    ===========

LIABILITIES AND MEMBERS' EQUITY:
-------------------------------

Liabilities:
   Accounts payable.........      $   157,457    $     8,429    $   165,886     $ 2,046,201                   $ 2,046,201
   Due to (from)............                                            --         (409,353)   $   409,353             --
   Deferred income..........          133,052                       133,052         134,552                       134,552
   Deposits from borrowers
     for property taxes.......        165,964                       165,964         140,682                       140,682
   Other.....................             958                           958           3,645                         3,645
                                  -----------    -----------    -----------     -----------    -----------    -----------
     Total liabilities......          457,431          8,429        465,860       1,915,727        409,353      2,325,080
                                  -----------    -----------    -----------     -----------    -----------    -----------

Commitments.................               --             --             --              --             --             --

Members' equity:
   Class A Members' Equity..       43,087,046                    43,087,046      42,208,569                    42,208,569
   Class B Members' Equity..                      22,928,747     22,928,747                     22,568,593     22,568,593
   Unrealized holding losses
     on marketable securities
     available for sale.....         (105,843)      (103,267)      (209,110)        (39,758)                      (39,758)
                                  -----------    -----------    -----------     -----------    -----------    -----------
       Total members' equity..     42,981,203     22,825,480     65,806,683      42,168,811     22,568,593     64,737,404
                                  -----------    -----------    -----------     -----------    -----------    -----------

          Total liabilities and
          members' equity         $43,438,634    $22,833,909    $66,272,543     $44,084,538    $22,977,946    $67,062,484
                                  ===========    ===========    ===========     ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.




                     METROPOLITAN REALTY COMPANY, L.L.C.
                           STATEMENT OF OPERATIONS
              for the three months ended March 31, 1997 and 1996
                     and the year ended December 31, 1996


                          Three months ended March 31, 1997       Three months        Year ended December 31, 1996
                       ---------------------------------------      ended       ------------------------------------------
                         Class A       Class B                     March 31,      Class A       Class B
                          Member        Member                       1996         Member        Member
                         Interest      Interest        Total        ------        Interest      Interest        Total
                         ----------   ----------     ---------                  -----------   ------------    -----------

Income:
  Interest income:
    From mortgage
    notes, unaffiliated   $ 672,310                 $  672,310       $ 591,998    $2,407,234                   $2,407,234
    From mortgage
    notes, affiliated        95,310                     95,310          97,216       389,732                      389,732
  Investment income..       225,275    $ 388,772       614,047         266,671     1,020,763      $74,178       1,094,941
  Miscellaneous
   income.............       35,263           --        35,263          40,077       107,671           --         107,671
                          ---------    ---------    ----------       ---------    ----------      -------      ----------
         Total income     1,028,158      388,772     1,416,930         995,962     3,925,400       74,178       3,999,578
                          ---------    ---------    ----------       ---------    ----------      -------      ----------

Operating expenses:
  General and
   administrative.......    149,681        8,430       158,111         124,666       552,141           --         552,141
  Amortization of
   organization costs            --       20,188        20,188              --            --        5,585           5,585
                          ---------    ---------    ----------       ---------    ----------      -------      ----------
     Total operating
      expenses.......       149,681       28,618       178,299         124,666       552,141        5,585         557,726
                          ---------    ---------    ----------       ---------    ----------      -------      ----------
     Net investment
      income.........     $ 878,477    $ 360,154    $1,238,631       $ 871,296    $3,373,259      $68,593      $3,441,852
                          =========    =========    ==========       =========    ==========      =======      ==========


Note: Per share information is no longer relevant as a result of the restructuring described in Note 2.


   The accompanying notes are an integral part of the financial statements.



                                       METROPOLITAN REALTY COMPANY, L.L.C.
                                             STATEMENT OF CASH FLOWS
                               for the three months ended March 31, 1997 and 1996

                                                                Three months ended
                                                        March 31, 1997    March 31, 1996
                                                        --------------    --------------
Cash flows from operating activities:
 Net investment income ...............................   $  1,238,631    $    871,296
                                                         ------------    ------------
 Adjustments to reconcile net investment income to net
  cash provided by operating activities:
  Depreciation and amortization expense, net .........          6,167         (10,759)
  Expiration of commitment and application fees ......        (15,000)        (29,400)
  Other ..............................................          5,905           5,719
  Increase in assets:
     Receivables .....................................       (344,613)         (3,959)
     Other assets ....................................        (23,854)         (9,961)
     Increase (decrease) in liabilities:
     Accounts payable ................................        (36,931)        (42,279)
     Other liabilities ...............................         22,595           7,907
                                                         ------------    ------------
        Total adjustments ............................       (385,731)        (82,732)
                                                          ------------    ------------

        Net cash provided by operating activities ....        852,900         788,564
                                                         ------------    ------------

Cash flows from investing activities:
  Purchase of marketable securities ...................   (21,283,449)     (2,011,406)
  Collections of principal from marketable securities       3,394,520         316,710
  Loan repayments ....................................      2,378,220          78,032
  Loan disbursements .................................     (2,795,579)        (14,561)
  Commitment fees received, net ......................         38,500              --
                                                          ------------    ------------
        Net cash used in investing activities.........    (18,267,788)     (1,631,225)
                                                          ------------    ------------
Cash flows from financing activities:
   Payments to minority shareholders for surrender of
    shares ............................................    (1,843,384)             --
   Dividends paid ....................................           --          (498,539)
                                                          ------------    ------------
        Net cash used in financing activities ........     (1,843,384)       (498,539)
                                                          ------------    ------------

Net decrease in cash and cash equivalents ............    (19,258,272)     (1,341,200)
                                                          ------------    ------------

Cash and cash equivalents, beginning of period .......     23,361,679       2,446,221
                                                         ------------    ------------

Cash and cash equivalents, end of period .............   $  4,103,407    $  1,105,021
                                                         ============    ============


   The accompanying notes are an integral part of the financial statements.

                                      3

                     METROPOLITAN REALTY COMPANY, L.L.C.

                        Notes to Financial Statements


1.      Basis of Presentation

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996.

        The accompanying financial statements for the three months ended March 31, 1996 reflect certain reclassifications to be consistent with the presentation adopted for the three months ended March 31, 1997.

2.      Restructuring

        The Company, a Delaware limited liability company, is the successor in interest to Metropolitan Realty Corporation (the "Corporation"). The Corporation, incorporated November 13, 1986, was organized to qualify as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code. On December 6, 1996, pursuant to the terms of a restructuring agreement, the assets and liabilities of the Corporation were transferred to Metropolitan Realty Company, L.L.C. in exchange for Class A Membership Interests in the Company. Holders of fewer than 50,000 shares of common stock of the corporation as of October 9, 1996 (the Record Date) received, upon surrender of their shares, a cash payment in lieu of the distribution of Class A Membership Interests in the Company. This amount totaled $1,940,980 and was recorded as a payable of the Corporation. The Corporation was then dissolved, and the Class A Membership Interests were distributed pro rata to the Corporation's shareholders who owned 50,000 shares or more of the Corporation's common stock.

        For financial statement presentation, the assets and liabilities, with the exception of marketable securities, were transferred to the Company at their carrying values at the date of distribution. Marketable securities were recorded at fair market value with the unrealized loss recorded as a reduction in Class A members' equity.

        Concurrently with the consummation of the Restructuring, the Company offered Class B Membership Interests in a separate offering to create a new investment pool. The proceeds from the offering of Class B Membership Interests totaled $22,500,000 and were invested in money market funds and marketable securities at March 31, 1997.

3.      Marketable Securities

        Marketable securities available for sale are carried at market value and unrealized gains and losses are included in a separate component of total members' equity. Total members' equity at March 31, 1997 includes net unrealized holding losses on marketable securities of $209,110. Marketable securities at March 31, 1997 and December 31, 1996 consist of Federal National Mortgage Association and Federal Home Loan Mortgage Corporation mortgage-backed securities and U.S. Treasury Notes. Realized gains and losses on sales of securities are determined based upon specific identification.

        The net realized loss on the sales of marketable securities included in investment income in the accompanying statement of operations aggregated $16,713 for the three months ended March 31, 1997, and $5,719 for the three months ended March 31, 1996. At March 31, 1997 and 1996, all marketable securities are considered available for sale.

4.      Mortgage Notes Receivable

        Mortgage notes receivable as of the dates indicated are summarized as follows:


                                                                        MARCH 31,            DECEMBER 31,
                                                                           1997                  1996
                                                                        ---------            ------------
9.09% Mortgage note receivable, net of loan origination                $4,167,568           $ 4,177,441
fees of $21,763 at March 31, 1997 and $22,976 at
December 31, 1996, due monthly in installments of
principal and interest of $35,494 through December 2000

10.875% Mortgage note receivable, net of loan origination                 958,536               960,439
fees of $4,749 at March 31, 1997 and $5,114 at
December 31, 1996, due monthly in varying installments
of principal and interest through December 1999*

9.3752% Mortgage note receivable, net of loan origination               2,088,083             2,093,322
fees of $6,145 at March 31, 1997 and $6,614 at
December 31, 1996, due monthly in installments of
principal and interest of $18,298 through January 2000

9.26% Mortgage note receivable, net of loan origination                 1,775,716             1,784,069
fees of $13,217 at March 31, 1997 and $14,185 at
December 31, 1996, due monthly in varying installments
of principal and interest through April 2000

8.0% and 9.5% Mortgage note receivable, net of loan                     1,350,899             1,354,681
origination fees of $4,593 at March 31, 1997 and $4,882
at December 31, 1996, due monthly in varying
installments of principal and interest through August 2000

--------
*On April 30, 1997, the outstanding principal balance of this mortgage note was prepaid. The Company also received a prepayment penalty of approximately $9,600.




4.      Mortgage Notes Receivable, (continued)

                                                                          MARCH 31,            DECEMBER 31,
                                                                           1997                  1996
                                                                          ---------            ------------
9.25% Mortgage note receivable, net of loan origination                $  601,544           $   604,392
fees of $6,758 at March 31, 1997 and $7,187 at
December 31, 1996, due monthly in installments of
principal and interest of $5,800 through September 2000

7.25% Mortgage note receivable, net of loan origination                   659,547               661,773
fees of $4,662 at March 31, 1997 and $4,955 at
December 31, 1996, due monthly in varying installments
of principal and interest through October 2000

10.5% Mortgage note receivable, net of loan origination                   933,625               935,431
fees of $3,310 at March 31, 1997 and $3,493 at
December 31, 1996, due monthly in varying installments
of principal and interest through December 2000

11.25% Mortgage note receivable, net of loan origination                2,073,757             2,080,277
fees of $10,414 at March 31, 1997 and $11,006 at
December 31, 1996, due monthly in installments of
principal and interest of $21,961 through October 2000

10.25% Mortgage note receivable, net of loan origination                  254,996               255,850
fees of $2,912 at March 31, 1997 and $3,072 at
December 31, 1996, due monthly in varying installments
of principal and interest through January 2001

11.25% Mortgage note receivable, net of loan origination                1,555,318             1,560,208
fees of $7,811 at March 31, 1997 and $8,255 at
December 31, 1996, due monthly in installments of
principal and interest of $16,471 through October 2000

9.5% Mortgage note receivable through February 28,                        708,942               711,498
1996 adjusted to 6.75% (based on the U.S. Treasury
Securities weekly average yield adjusted to a constant
maturity of 5 years plus 1.5%) on March 1, 1996 to
maturity, net of loan origination fees of $7,190 at March
31, 1997 and $7,606 at December 31, 1996, due
monthly in varying installments of principal and interest
through February 2001

9.875% Mortgage note receivable, net of loan origination                2,426,169             2,430,975
fees of $12,434 at March 31, 1997 and $13,095 at
December 31, 1996, due monthly in varying installments
of principal and interest through January 1999

10.25% and 9.75% Mortgage notes receivable, net of                             --             2,292,465
loan origination fees of $4,101 at December 31, 1996,
due monthly in varying installments of principal and
interest through March 1997



4.      Mortgage Notes Receivable, (continued)

                                                                        MARCH 31,            DECEMBER 31,
                                                                          1997                   1996
                                                                        ---------            ------------
10.25% and 12.25% Mortgage notes receivable, net of                    $2,074,573           $ 2,084,656
loan origination fees of $2,467 at December 31, 1996,
due monthly in varying installments of principal and
interest through May 1997*

10.25% Mortgage note receivable, net of loan origination                1,736,059             1,737,891
fees of $45,963 at March 31, 1997 and $47,332 at
December 31, 1996, due monthly in installments of
interest only through April 1995 at which time varying
installments of principal and interest will be due monthly
through April 2003

Bank prime rate plus 1% Mortgage note receivable, net of                1,052,748               925,543
loan origination fees of $23,888 at March 31, 1997 and
December 31, 1996, due monthly in installments of interest
only until final closing, July 1997, at which time payments
of principal and interest of $12,355 will be due monthly
through July 2007

10.00% Mortgage note receivable due monthly in                            433,593               437,355
installments of principal and interest of $4,889 through
August 2000

9% Mortgage note receivable, net of loan origination fees of            2,793,000             2,793,000
$57,000 at March 31, 1997 and December 31, 1996, due in monthly payments of interest only until December 1997 at which time it is anticipated that it will convert to a permanent loan

10.25% Revolving mortgage note receivable, net of loan                  2,643,372                    --
origination fees of $25,000 at March 31, 1997, due in                  -----------          -----------
monthly payments of interest only until April 2000 at
which time outstanding principal is due
                                                                       30,288,045            29,881,266
Allowance for loan losses                                              (1,600,000)           (1,600,000)
                                                                       -----------          -----------
Mortgage notes receivable, net of allowance for loan
losses                                                                 $28,688,045          $28,281,266
                                                                       ===========          ===========

--------
*On April 30, 1997, the Company agreed to extend the maturity date of this loan from May 1, 1997 to August 1, 1997. All other terms of the original agreement remain unmodified.

        The Company's portfolio of mortgage notes receivable are reported at their principal outstanding balance net of charge-offs and deferred loan fees and costs on originated loans. Interest income is generally recognized when income is earned using the interest method. Loan origination fees and certain direct loan origination costs are deferred and the net amounts are amortized as adjustments of the loans' yields.

        A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the fair value of the underlying collateral. The adequacy of the allowance for loan losses (substantially all of the allowance is related to the provision for impaired loans as discussed above) is periodically evaluated by the Company in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance is based on a review of known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal and the estimated value of collateral. In determining the allowance for possible losses, the Company has considered many indicators of value, including market evaluations of the underlying collateral, the cost of money, operating cash flow from the property during the projected holding period and expected capitalization rates applied to the stabilized net operating income of the specified property.

        The allowance for credit losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance due to changes in the measurement of impaired loans are included in the provision for credit losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

        At March 31, 1997, the total recorded investment in impaired loans was $5,249,000 and the allowance related to these loans totaled $1,600,000. The average recorded investment in impaired loans was approximately $5,257,000 with interest income of $132,000 for the three months ended March 31, 1997. All impaired loans are classified as earning loans during 1997, with interest income recognized on an accural basis. The Company believes that the allowance for loan losses of $1,600,000 at March 31, 1997 is at a level that is sufficient to absorb probable credit losses in the mortgage loan portfolio.

5.      Income Taxes

        As a limited liability company, it is intended that the Company will be classified as a partnership for federal income tax purposes and, as such, it generally will be treated as a "pass-through" entity that is not subject to federal income tax. Accordingly, no provision for income taxes has been made for the three months ended March 31, 1997. Prior to the restructuring into a limited liability company, the Company operated at all times to qualify as a real estate investment trust under provisions of the Internal Revenue Code. As a real estate investment trust, each year qualification is met, income is not subject to federal income tax at the company level, to the extent distributed to shareholders.

6.      Distributions

        In accordance with the terms of the Operating Agreement, Class A and Class B members will receive pro rata quarterly distributions of cash income, less expenses, from their respective class of net assets within 90 days after the end of each fiscal quarter. The Operating Agreement also provides for the pass through to Class A members (commencing in the year 2001, if elected) and Class B members (commencing in the year 2000), from their respective classes of net assets, of principal returned with respect to real estate investments and any cash and cash equivalents which have not been invested in real estate investments. All distributions are subject to a determination by the Managing Board that the Company will have sufficient cash on hand to meet its current and anticipated needs to fulfill its business purpose. No distributions have been made as of March 31, 1997. Prior to the restructuring of the Company on December 6, 1996, cash dividends were declared and paid on a quarterly basis and totaled $.11 per share during the quarter ended March 31, 1996.

7.      Related Party Transactions

        The Company was involved in various transactions with affiliates as follows:

        Consulting fees under a contractual agreement aggregating $6,265 and $11,687 were earned by an officer of the Company during the three months ended March 31, 1997 and 1996, respectively.

        Fees aggregating $12,563 and $5,512 during the three months ended March 31, 1997 and 1996, respectively were earned by a member manager of the Company for providing various investment and other services to the Company.

        During 1995, one of the Company's Managing Board Members became the vice president of an entity which has a mortgage note with the Company. The carrying amount of the mortgage note receivable totaled $4,167,568 at March 31, 1997 and earned the Company $95,310 and $97,216 during the three months ended March 31, 1997 and 1996, respectively.

        One of the Company's Managing Board Members is a member of a law firm which provides legal services to the Company. Fees for legal services provided by the law firm amounted to $23,258 and $13,472 for the three months ended March 31, 1997 and 1996, respectively.

8.      Commitments

        At March 31, 1997, the Company had outstanding loan commitments aggregating $2,619,992.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Restructuring

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

At a special meeting of the shareholders of the Corporation held on December 6, 1996, the shareholders of the Corporation approved and adopted the Agreement and Plan of Dissolution and Restructuring, dated as of September 24, 1996 (the "Restructuring Agreement"), between the Company and the Corporation. Pursuant to the terms of the Restructuring Agreement, effective December 6, 1996, the Corporation transferred all of its assets (the "Class A Assets") to, and the liabilities of the Corporation were assumed by, the Company in exchange for Class A limited liability company membership interests (the "Class A Membership Interests") of the Company. The Corporation was then dissolved, and the Class A Membership Interests were distributed pro rata to the Corporation's shareholders who owned 50,000 shares or more of the Corporation's common stock beneficially or of record on October 9, 1996 (the "Record Date") (the "Majority Shareholders") in liquidation (the "Restructuring"). Holders, beneficially or of record, of fewer than 50,000 shares of the Corporation's common stock (the "Minority Shareholders") as of the Record Date received, upon surrender of their shares, a cash payment equal to the book value of their shares of September 30, 1995 ($9.03 per shares) in lieu of the distribution of Class A Membership Interests in the Company. These cash payments were made exclusively from the Class A Assets.

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

As a result of the restructuring discussed above, the following presents the results of operations for the three months ended March 31, 1997, individually, for the Class A and Class B Membership Interests.

Results of Operations, Class A Membership Interests

The Company's net investment in mortgage loans represented 66% and 64% of its Class A assets, or $28,688,045 and $28,281,266, at March 31, 1997 and
December 31, 1996, respectively. The range of yields on outstanding mortgage loans closed from the Company's inception through March 31, 1997 ranges from 7.06% to 12.25%. The weighted average yield of mortgage loans was 10.21% at March 31, 1997, as compared to 10.05% at December 31, 1996.

The overall average yield on interest earning Class A assets was 9.18% for the three months ended March 31, 1997 and 8.75% for the year ended December 31, 1996. The average amount held in marketable securities net of unrealized holding gains and losses for the three months ended March 31, 1997 was $12.8 million. The average yield (based on total yield divided by average amount of investments) was 6.7% for the three months ended March 31, 1997 and 6.6% for the year ended December 31, 1996.

Investment income from marketable securities decreased $23,486 to $212,795 for the first quarter of 1997 from $236,281 for the first quarter of 1996. The decrease was due to a $26,562 decrease in the average amount invested in marketable securities offset by a $3,076 increase in the average yield.

Investment income from money market securities decreased $17,908 to $12,480 for the first quarter of 1997 from $30,388 for the first quarter of 1996. Of the decrease, $11,886 was the result of a decrease in the average amount invested in money market securities and $6,022 was the result of a decrease in the average yield.

Interest income from mortgage notes increased $78,406 to $767,620 for the first quarter of 1997 from $689,214 for the first quarter of 1996. Of the increase, $80,498 was the result of an increase in the average amount invested in mortgage notes offset by a $2,092 decrease in average yield.

Operating expenses increased $25,015, or 20%, to $149,681 for the first quarter of 1997 from $124,666 for the first quarter of 1996. This increase results primarily from an increase in professional fees due to increased loan activity.

Net investment income increased $7,181 to $878,477 for the first three months of 1997 from $871,296 for the first three months of 1996 as a result of the items discussed above.

Management reviews, on a regular basis, factors which adversely affect its mortgage loans, including occupancy levels, rental rates and property values. It is possible that economic conditions in Southeast Michigan and the nation in general may adversely affect certain of the Company's other loans. The Company believes that the allowance for loan losses of $1,600,000 at March 31, 1997 is at a level that is sufficient to absorb probable credit losses in the mortgage loan portfolio.

Results of Operations, Class B Membership Interests

Proceeds of $22,500,000 from the offering of Class B Membership Interests were received by the Company on December 6, 1996. At March 31, 1997, the net assets of the Class B investment pool totaled $22,833,909 and were primarily invested in marketable securities and money market funds. Certain organizational costs of the Class B investment pool have been capitalized at cost and will be amortized over five years. Net organization costs at March 31, 1997 totaled $383,580. The net proceeds from the offering of Class B Membership Interests will be invested in short-term investments until such time as the proceeds are invested in real estate loans. Investment income and net investment income earned by Class B Assets for the three months ended March 31, 1997 totaled $388,772 and $360,154, respectively. The average yield earned on interest earning Class B assets was 6.96% for the three months ended March 31, 1997.

Although the Company expects to have the balance of its available Class A and Class B assets fully invested in mortgage loans to real estate projects by the end of 1999, management will continue its prudent approach of approving funding only of those loans which meet appropriate underwriting criteria.

Liquidity and Capital Resources

Funds that have not yet been invested in mortgage loans are primarily invested in marketable mortgage-backed securities and U.S. Treasury Notes until needed for the Company's operations or investments in mortgage loans. Income and principal received with respect to the Company's investment in mortgage loans are also invested in marketable securities pending distribution to members in accordance with the terms of the Operating Agreement. At March 31, 1997, the Class A investment pool had $28,688,045 invested in net mortgage loans, $7,782,057 invested in marketable mortgage-backed securities, $4,414,266 invested in U.S. Treasury Notes and $1,665,898 invested in money market funds. The Company does not invest in high risk, mortgage-backed securities such as interest only strips or residual traunches. However, there can be no assurance that cash flows will materialize as scheduled as a result of prepayments of the underlying mortgages or that the proceeds can be invested in securities that will provide comparable yields.

At March 31, 1997, the Company had outstanding loan commitments aggregating $2,619,992. The source of funds to satisfy these commitments will be the Company's marketable securities. The Company anticipates that its sources of cash are more than adequate to meet its liquidity needs. During the first quarter of 1997, the Company made payments from Class A assets to minority shareholders which totaled $1,843,384 for the surrender of their shares of common stock in connection with the restructuring of the Company discussed in
Note 2 to the Financial Statements. At March 31, 1997, amounts owed to minority shareholders in connection with this transaction totaled $97,596 and are recorded as a liability of the Company.

At March 31, 1997, the Class B investment pool had $19,924,960 invested in U.S. Treasury Notes, $253,816 invested in marketable mortgage-backed securities and $1,912,779 invested in money market funds. Certain organizational costs of the Class B investment pool have been capitalized at cost and will be amortized over five years. Net organizational costs at March 31, 1997 totaled $383,580.

In accordance with the terms of the Operating Agreement, Class A and Class B members will receive pro rata quarterly distributions of cash income, less expenses from their respective class of net assets within 90 days after the end of each fiscal quarter. The Operating Agreement also provides for the pass through to Class A members (commencing in the year 2001, if elected) and Class B members (commencing in the year 2000), from their respective classes of net assets, of principal returned with respect to real estate investments and any cash and cash equivalents which have not been invested in real estate investments. No distributions have been made as of March 31, 1997. Prior to the restructuring of the Company on December 6, 1996, cash dividends were declared and paid on a quarterly basis and totaled $.11 per share during the quarter ended March 31, 1996.

                                  SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               METROPOLITAN REALTY COMPANY L.L.C.



Dated: May 9, 1997             By: /S/ Robert G. Jackson
                                  ----------------------------
                                  Robert G. Jackson, President
                               (Chief Executive Officer and
                                Chief Financial Officer)