Form 10-Q
period 1997-06-30
METROPOLITAN REALTY CO LLC
filed 1997-08-14
CIK 1003951

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

_ X _ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended June 30, 1997

_____ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to ____________



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

                           YES __ X __   NO _______

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     METROPOLITAN REALTY COMPANY, L.L.C.
                                BALANCE SHEET
                     June 30, 1997 and December 31, 1996


                                                    June 30, 1997                               December 31, 1996
                                        ------------------------------------         ---------------------------------------
                                        Class A        Class B                       Class A         Class B
                                         Member         Member                        Member          Member
                                        Interest       Interest        Total         Interest        Interest          Total
                                        --------       --------        -----         --------        --------          -----
ASSETS:
Cash and cash equivalents .......    $  1,118,415   $  1,823,515   $  2,941,930   $    787,501    $ 22,574,178    $ 23,361,679
Marketable securities ...........      14,002,218     20,285,345     34,287,563     14,661,426                      14,661,426
Mortgage notes receivable:
   Notes, unaffiliated ..........      25,843,842                    25,843,842     25,703,825                      25,703,825
   Notes, affiliated ............       4,155,754                     4,155,754      4,177,441                       4,177,441
   Allowance for loan losses ....      (1,600,000)                   (1,600,000)    (1,600,000)                     (1,600,000)
                                     ------------                  ------------   ------------                    ------------
                                       28,399,596                    28,399,596     28,281,266                      28,281,266
Accrued interest and other
  receivables ...................         354,491        352,121        706,612        330,555                         330,555
Other assets ....................          41,962                        41,962         23,790                          23,790
Organization costs, net of
  accumulated amortization
  of $45,961 at June 30,
  1997 and $5,584 at
  December 31, 1996 .............                        363,391        363,391                        403,768         403,768
                                     ------------   ------------   ------------   ------------    ------------    ------------

         Total assets ...........    $ 43,916,682   $ 22,824,372   $ 66,741,054   $ 44,084,538    $ 22,977,946    $ 67,062,484
                                     ============   ============   ============   ============    ============    ============

LIABILITIES AND MEMBERS' EQUITY:
Liabilities:
   Accounts payable .............    $    193,682   $     18,004   $    211,686   $  2,046,201                    $  2,046,201
   Due to (from) ................                                            --       (409,353)   $    409,353              --
   Deferred income ..............         139,552                       139,552        134,552                         134,552
   Deposits from borrowers
     for property taxes .........         219,384                       219,384        140,682                         140,682
   Other ........................           2,335                         2,335          3,645                           3,645
                                     ------------   ------------   ------------   ------------    ------------    ------------

         Total liabilities ......         554,953         18,004        572,957      1,915,727         409,353       2,325,080
                                     ------------   ------------   ------------   ------------    ------------    ------------

Commitments .....................              --             --             --             --              --              --

Members' equity:
   Class A Members' Equity ......      43,406,939                    43,406,939     42,208,569                      42,208,569
   Class B Members' Equity ......                     22,792,546     22,792,546                     22,568,593      22,568,593
   Unrealized holding
     gains/(losses) on
     marketable securities
     available for sale .........         (45,210)        13,822        (31,388)       (39,758)                        (39,758)
                                     ------------   ------------   ------------   ------------    ------------    ------------

            Total members' equity      43,361,729     22,806,368     66,168,097     42,168,811      22,568,593      64,737,404
                                     ------------   ------------   ------------   ------------    ------------    ------------

          Total liabilities and
            members' equity .....    $ 43,916,682   $ 22,824,372   $ 66,741,054   $ 44,084,538    $ 22,977,946    $ 67,062,484
                                     ============   ============   ============   ============    ============    ============

  The accompanying notes are an integral part of the financial statements.


                     METROPOLITAN REALTY COMPANY, L.L.C.
                           STATEMENT OF OPERATIONS
       for the three months and six months ended June 30, 1997 and 1996


                               Three months ended June 30, 1997               Six months ended June 30, 1997
                              ----------------------------------              ------------------------------
                              Class A     Class B               Three months   Class A    Class B              Six months
                              Member       Member                ended June    Member     Member                  ended
                             Interest     Interest     Total      30, 1996    Interest   Interest     Total   June 30, 1996
                             --------     --------     -----    ------------  --------   --------     -----   -------------

Income:
  Interest income:
    From mortgage
      notes, unaffiliated   $  649,437              $  649,437  $  590,966  $1,321,747              $1,321,747  $1,182,964
    From mortgage
      notes, affiliated ..      96,119                  96,119      97,001     191,429                 191,429     194,217

  Investment income ......     273,696  $  262,152     535,848     216,321     498,971  $  650,924   1,149,895     482,992
  Miscellaneous
    income ...............      39,819          --      39,819      11,723      75,082          --      75,082      51,800
                            ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

         Total income ....   1,059,071     262,152   1,321,223     916,011   2,087,229     650,924   2,738,153   1,911,973
                            ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Operating expenses:
  General and
    administrative .......      89,448       9,580      99,028     113,611     239,129      18,010     257,139     238,277
  Amortization of
   organization costs ....          --      20,190      20,190          --          --      40,378      40,378          --
                            ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
         Total operating
          expenses .......      89,448      29,770     119,218     113,611     239,129      58,388     297,517     238,277
                            ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
         Net investment
          income .........  $  969,623  $  232,382  $1,202,005  $  802,400  $1,848,100  $  592,536  $2,440,636  $1,673,696
                            ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

Note: Per share information is no longer relevant as a result of the restructuring described in Note 2.

   The accompanying notes are an integral part of the financial statements.


                     METROPOLITAN REALTY COMPANY, L.L.C.
                           STATEMENT OF CASH FLOWS
               for the six months ended June 30, 1997 and 1996



                                                                      Six months ended
                                                                June 30, 1997   June 30, 1996
                                                                -------------   -------------
Cash flows from operating activities:
 Net investment income .....................................    $  2,440,636     $  1,673,696
                                                                ------------     ------------
 Adjustments to reconcile net investment income to
  net cash provided by operating activities:
  Depreciation and amortization expense, net ...............          14,470          (23,700)
  Expiration of commitment fees ............................         (23,500)         (29,400)
  Other ....................................................           9,419           14,197
  Increase in assets:
     Receivables ...........................................        (325,643)         (28,747)
     Other assets ..........................................         (15,259)         (28,000)
  Increase (decrease) in liabilities:
     Accounts payable ......................................          13,384           (5,438)
     Other liabilities .....................................          77,392           39,875
                                                                ------------     ------------

         Total adjustments .................................        (249,737)         (61,213)
                                                                ------------     ------------

         Net cash provided by operating activities .........       2,190,899        1,612,483
                                                                ------------     ------------

Cash flows from investing activities:
  Purchase of marketable securities ........................     (23,325,738)      (4,029,062)
  Collections of principal from marketable securities ......       3,648,138        2,322,463
  Loan repayments ..........................................       3,514,390          267,996
  Loan disbursements .......................................      (3,630,830)        (345,066)
  Commitment and loan extension fees received, net .........          53,500            5,000
  Capital expenditures .....................................          (3,896)              --
                                                                ------------     ------------

         Net cash used in investing activities .............     (19,744,436)      (1,778,669)
                                                                ------------     ------------

Cash flows from financing activities:
   Payments to minority shareholders for surrender of shares      (1,847,899)              --
   Member distributions paid ...............................      (1,018,313)              --
   Dividends paid ..........................................              --         (498,539)
                                                                ------------     ------------

         Net cash used in financing activities .............      (2,866,212)        (498,539)
                                                                ------------     ------------

Net decrease in cash and cash equivalents ..................     (20,419,749)        (664,725)
                                                                ------------     ------------

Cash and cash equivalents, beginning of period .............      23,361,679        2,446,221
                                                                ------------     ------------

Cash and cash equivalents, end of period ...................    $  2,941,930     $  1,781,496
                                                                ============     ============

   The accompanying notes are an integral part of the financial statements.

                     METROPOLITAN REALTY COMPANY, L.L.C.

                        Notes to Financial Statements


1.       Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996.

         The accompanying financial statements as of and for the three months and six months ended June 30, 1996 reflect certain reclassifications to be consistent with the presentation adopted for the three months and six months ended June 30, 1997.

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

         Concurrently with the consummation of the Restructuring, the Company offered Class B Membership Interests in a separate offering to create a new investment pool. The proceeds from the offering of Class B Membership Interests totaled $22,500,000 and were invested in money market funds and marketable securities at June 30, 1997.

3.       Marketable Securities

         Marketable securities available for sale are carried at market value and unrealized gains and losses are included in a separate component of total members' equity. Total members' equity at June 30, 1997 includes net unrealized holding losses on marketable securities of $31,388. Marketable securities at June 30, 1997 and December 31, 1996 consist of Federal National Mortgage Association and Federal Home Loan Mortgage Corporation mortgage-backed securities and U.S. Treasury Notes. Realized gains and losses on sales of securities are determined based upon specific identification.

         The net realized loss on the sales of marketable securities included in investment income in the accompanying statement of operations aggregated $3,514 and $9,419 for the three and six months ended June 30, 1997, and $8,478 and $14,197 for the three and six months ended June 30, 1996. At June 30, 1997 and 1996, all marketable securities are considered available for sale.

4.       Mortgage Notes Receivable

         Mortgage notes receivable as of the dates indicated are summarized as follows:

                                                                           June 30, 1997  December 31, 1996
                                                                           -------------  -----------------
9.09% Mortgage note receivable, net of loan origination fees of              $4,155,754      $4,177,441
$20,512 at June 30, 1997 and $22,976 at December 31, 1996, due
monthly in installments of principal and interest of $35,494 through
December 2000

10.875% Mortgage note receivable, net of loan origination fees of                    --         960,439
$5,114 at December 31, 1996, due monthly in varying installments of principal and interest through December 1999*

9.3752% Mortgage note receivable, net of loan origination fees of             2,083,809       2,093,322
$5,662 at June 30, 1997 and $6,614 at December 31, 1996, due
monthly in installments of principal and interest of $18,298 through
January 2000

9.26% Mortgage note receivable, net of loan origination fees of               1,768,085       1,784,069
$12,222 at June 30, 1997 and $14,185 at December 31, 1996, due
monthly in varying installments of principal and interest through April
2000

8.0% and 9.5% Mortgage note receivable, net of loan origination fees          1,347,738       1,354,681
of $4,296 at June 30, 1997 and $4,882 at December 31, 1996, due
monthly in varying installments of principal and interest through
August 2000

9.25% Mortgage note receivable, net of loan origination fees of                 598,941         604,392
$6,317 at June 30, 1997 and $7,187 at December 31, 1996, due
monthly in installments of principal and interest of $5,800 through
September 2000

7.25% Mortgage note receivable, net of loan origination fees of                 657,556         661,773
$4,361 at June 30, 1997 and $4,955 at December 31, 1996, due
monthly in varying installments of principal and interest through
October 2000

10.5% Mortgage note receivable, net of loan origination fees of                 932,317         935,431
$3,120 at June 30, 1997 and $3,493 at December 31, 1996, due
monthly in varying installments of principal and interest through
December 2000

11.25% Mortgage note receivable, net of loan origination fees of              2,068,348       2,080,277
$9,802 at June 30, 1997 and $11,006 at December 31, 1996, due
monthly in installments of principal and interest of $21,961 through
October 2000

10.25% Mortgage note receivable, net of loan origination fees of                254,267         255,850
$2,746 at June 30, 1997 and $3,072 at December 31, 1996, due
monthly in varying installments of principal and interest through
January 2001

--------
*On April 30, 1997, the outstanding principal balance of this mortgage note was prepaid. The Company also received a prepayment penalty of approximately $9,600.

                                                                                  June 30, 1997   December 31, 1996
                                                                                  -------------   -----------------

11.25% Mortgage note receivable, net of loan origination fees of                  $  1,551,261       $  1,560,208
$7,351 at June 30, 1997 and $8,255 at December 31, 1996, due
monthly in installments of principal and interest of $16,471 through
October 2000

9.5% Mortgage note receivable through February 28, 1996 adjusted                       706,612            711,498
to 6.75% (based on the U.S. Treasury Securities weekly average yield adjusted to a constant maturity of 5 years plus 1.5%) on March 1, 1996 to maturity, net of loan origination fees of $6,765 at June 30, 1997 and $7,606 at December 31, 1996, due monthly in varying installments of principal and interest through February 2001

9.875% Mortgage note receivable, net of loan origination fees of                     2,422,580          2,430,975
$11,751 at June 30, 1997 and $13,095 at December 31, 1996, due
monthly in varying installments of principal and interest through
January 1999

10.25% and 9.75% Mortgage notes receivable, net of loan origination                         --          2,292,465
fees of $4,102 at December 31, 1996, due monthly in varying
installments of principal and interest through March 1997

10.25% and 12.25% Mortgage notes receivable, net of loan                             2,062,778          2,084,656
origination fees of $2,467 at December 31, 1996, due monthly in varying installments of principal and interest through May 1997*

10.25% Mortgage note receivable, net of loan origination fees of                     1,735,203          1,737,891
$44,545 at June 30, 1997 and $47,332 at December 31, 1996, due
monthly in installments of interest only through April 1995 at which time varying installments of principal and interest will be due monthly through April 2003

Bank prime rate plus 1% Mortgage note receivable, net of loan                        1,118,062            925,543
origination fees of $23,888 at June 30, 1997 and December 31,
1996, due monthly in installments of interest only until final closing, at which time payments of principal and interest of $12,355 will be due monthly through July 2007

10.00% Mortgage note receivable due monthly in installments of                         429,975            437,355
principal and interest of $4,889 through August 2000

9.00% Mortgage note receivable, net of loan origination fees of                      2,793,000          2,793,000
$57,000 at June 30, 1997 and December 31, 1996, due in monthly payments of interest only until December 1997 at which time it is anticipated that it will convert to a permanent loan

10.25% Revolving mortgage note receivable, net of origination fees                   3,313,310                 --
of $25,000 at June 30, 1997, due in monthly payments of interest                  ------------       ------------
only until April 2000 at which time outstanding principal is due
                                                                                    29,999,596         29,881,266
Allowance for loan losses                                                           (1,600,000)        (1,600,000)
                                                                                  ------------       ------------
Mortgage notes receivable, net of allowance for loan losses                       $ 28,399,596       $ 28,281,266
                                                                                  ============       ============

--------
*The Company has agreed to extend the maturity date of this loan from May 1, 1997 to September 1, 1997. All other terms of the original agreement remain unmodified.

         The Company's portfolio of mortgage notes receivable are reported at their principal outstanding balance net of charge-offs and deferred loan fees and costs of origination. Interest income is generally recognized when income is earned using the interest method. Loan origination fees and certain direct loan origination costs are deferred and the net amounts are amortized as adjustments of the loans' yields.

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

         At June 30, 1997, the total recorded investment in impaired loans was $5,237,075 and the allowance related to these loans totalled $1,600,000. The average recorded investment in impaired loans was approximately $5,250,000 with interest income of $133,000 and $265,000 for the three months and six months ended June 30, 1997. All impaired loans were classified as earning during 1997, with interest income recognized on an accrual basis. The Company believes that the allowance for loan losses of $1,600,000 at June 30, 1997 is at a level that is sufficient to absorb probable credit losses in the mortgage loan portfolio.

5.       Income Taxes

         As a limited liability company, it is intended that the Company will be classified as a partnership for federal income tax purposes and, as such, it generally will be treated as a "pass-through" entity that is not subject to federal income tax. Accordingly, no provision for income taxes has been made for the three months and six months ended June 30, 1997. Prior to the restructuring into a limited liability company, the Company operated at all times to qualify as a real estate investment trust under provisions of the Internal Revenue Code. As a real estate investment trust, each year qualification is met, income is not subject to federal income tax at the company level, to the extent distributed to shareholders.

6.       Distributions

         In accordance with the terms of the Operating Agreement, Class A and Class B members will receive pro rata quarterly distributions of cash income, less expenses, from their respective class of net assets within 90 days after the end of each fiscal quarter. The Operating Agreement also provides for the pass through to Class A members (commencing in the year 2001, if elected) and Class B members (commencing in the year 2000), from their respective classes of net assets, of principal returned with respect to real estate investments and any cash and cash equivalents which have not been invested in real estate investments. All distributions are subject to a determination by the Managing Board that the Company will have sufficient cash on hand to meet its current and anticipated needs to fulfill its business purpose. The declared distribution to Class A and Class B members totaled $839,891 and $368,583, respectively, for the three months and six months ended June 30, 1997. Of the declared distribution, $1,018,313 was paid to members on June 26, 1997. The balance, of $190,161, relates to those Class A members which had not yet exchanged their shares of common stock for certificates of membership interest in the Company. Prior to the restructuring of the Company on December 6, 1996, cash dividends were declared and paid to shareholders on a quarterly basis and totaled $.11 per share during the three months and six months ended June 30, 1996.

7.       Related Party Transactions

         The Company was involved in various transactions with affiliates as follows:

         Consulting fees under a contractual agreement aggregating $13,406 and $23,373 were earned by an officer of the Company during the six months ended June 30, 1997 and 1996, respectively.

         Fees aggregating $27,087 and $11,018 during the six months ended June 30, 1997 and 1996, respectively were earned by a member manager of the Company for providing various investment and other services to the Company.

         One of the Company's Managing Board Members is the vice president of an entity which has a mortgage note with the Company. The carrying amount of the mortgage note receivable totaled $4,155,754 at June 30, 1997 and earned the Company $191,429 and $194,217 during the six months ended June 30, 1997 and 1996, respectively.

         One of the Company's Managing Board Members is a member of a law firm which provides legal services to the Company. Fees for legal services provided by the law firm amounted to $41,842 (of which $14,144 was reimbursed to the Company by borrowers) and $49,932 for the six months ended June 30, 1997 and 1996, respectively.

8.       Commitments

         At June 30, 1997, the Company had outstanding loan commitments aggregating $1,884,741.

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

As a result of the restructuring discussed above, the following presents the results of operations for the three months and six months ended June 30, 1997, individually, for the Class A and Class B Membership Interests.

Results of Operations, Class A Membership Interests

The Company's net investment in mortgage loans represented 65% and 64% of its Class A assets, or $28,399,596 and $28,281,266, at June 30, 1997 and December 31, 1996, respectively. The range of yields on outstanding mortgage loans closed from the Company's inception through June 30, 1997 ranges from 7.06% to 12.25%. The weighted average yield of mortgage loans was 9.99% at June
30, 1997 as compared to 10.05% at December 31, 1996.

The overall average yield on interest earning Class A assets was 8.97% for the six months ended June 30, 1997 and 8.75% for the year ended December 31, 1996. The average amount held in marketable securities, net of unrealized holding gains and losses, for the six months ended June 30, 1997 was $13.3 million. The average yield (based on total yield divided by average amount of investments) was 6.6% for the six months ended June 30, 1997 and 7.03% for the year ended December 31, 1996.

Investment income from marketable securities increased $53,155 to $253,780 for the second quarter of 1997 from $200,625 for the second quarter of 1996. Of the increase 71,345 was the result of an increase in the average yield offset by $18,190 resulting from a decrease in the average amount invested. Investment income from marketable securities increased $29,667 to $466,575 for the first six months of 1997 from $436,908 for the first six months of 1996. Of the increase, $73,912 was the result of an increase in the average yield offset by $44,245 related to a decrease in the average amount invested.

Investment income from money market securities increased $4,220 to $19,916 for the second quarter of 1997 from $15,696 for the second quarter of 1996.
Of the increase, $6,298 was the result of an increase in the average amount invested in money market securities offset by a $2,078 decrease in the average yield. Investment income from money market securities decreased $13,688 to $32,396 for the first six months of 1997 from $46,084 for the first six months of 1996. Of the decrease, $8,100 was the result of a decrease in the average yield and $5,588 was the result of a decrease in the average amount invested in money market securities.

Interest income from mortgage notes increased $57,589 to $745,556 for the second quarter of 1997 from $687,967 for the second quarter of 1996. Of the increase, $74,231 was the result of an increase in the average amount invested in mortgage notes offset by $16,642 resulting from a decrease in average yield. Interest income from mortgage notes increased $135,995 to $1,513,176 for the first six months of 1997 from $1,377,181 for the first six months of 1996. Of the increase, $154,729 was the result of an increase in the average amount invested in mortgage notes, offset by $18,734 related to a decrease in average yield.

Operating expenses decreased $24,163, or 21%, to $89,448 for the second quarter of 1997 from $113,611 for the second quarter of 1996. This decrease results primarily from decreased professional fees. Operating expenses for the six month periods ended June 30, 1997 and 1996 were comparable.

Net investment income increased $167,223, or 21%, to $969,623 for the second quarter of 1997 from $802,400 for the second quarter of 1996 as a result of the items discussed above. Net investment income increased $174,404, or 10%, to $1,848,100 for the first six months of 1997 from $1,673,696 for the first six months of 1996 as a result of the items discussed above.

Management reviews, on a regular basis, factors which adversely affect its mortgage loans, including occupancy levels, rental rates and property values. It is possible that economic conditions in Southeast Michigan and the nation in general may adversely affect certain of the Company's other loans. The Company believes that the allowance for loan losses of $1,600,000 at June 30, 1997 is at a level that is sufficient to absorb probable credit losses in the mortgage loan portfolio.

Results of Operations, Class B Membership Interests

Proceeds of $22,500,000 from the offering of Class B Membership Interests were received by the Company on December 6, 1996. At June 30, 1997, the net assets of the Class B investment pool totaled $22,806,368 and were primarily invested in U.S. Treasury notes and money market funds. Certain organizational costs of the Class B investment pool have been capitalized at cost and will be amortized over five years. Net organization costs at June 30, 1997 totaled $363,391. The net proceeds from the offering of Class B Membership Interests will be invested in short-term investments until such time as the proceeds are invested in real estate loans. Investment income and net investment income earned by Class B Assets for the six months ended June 30, 1997 totaled $650,924 and $592,536, respectively. The average yield earned on interest earning Class B assets was 5.85% for the six months ended June 30, 1997.

Although the Company expects to have the balance of its available Class A and Class B assets fully invested in mortgage loans to real estate projects by the end of 1999, management will continue its prudent approach of approving funding only of those loans which meet appropriate underwriting criteria.

Liquidity and Capital Resources

Funds that have not yet been invested in mortgage loans are primarily invested in marketable mortgage-backed securities and U.S. Treasury Notes until needed for the Company's operations or investments in mortgage loans. Income and principal received with respect to the Company's investment in mortgage loans are also invested in marketable securities pending distribution to members in accordance with the terms of the Operating Agreement. At June 30, 1997, the Class A investment pool had $28,399,596 invested in net mortgage loans, $7,563,640 invested in marketable mortgage-backed securities, $6,438,578 invested in U.S. Treasury Notes and $859,030 invested in money market funds. The Company does not invest in high risk, mortgage-backed securities such as interest only strips or residual traunches. However, there can be no assurance that cash flows will materialize as scheduled as a result of prepayments of the underlying mortgages or that the proceeds can be invested in securities that will provide comparable yields.

At June 30, 1997, the Company had outstanding loan commitments aggregating $1,884,741. The source of funds to satisfy these commitments will be the Company's marketable securities. The Company anticipates that its sources of cash are more than adequate to meet its liquidity needs. During 1997, the Company made payments from Class A assets to minority shareholders, which totaled $4,515 and $1,847,899 respectively for the three months and six months ended June 30, 1997, for the surrender of their shares of common stock in connection with the restructuring of the Company discussed in Note 2 to the Financial Statements. At June 30, 1997, amounts owed to minority shareholders in connection with this transaction totaled $93,081 and are recorded as a liability of the Company.

At June 30, 1997, the Class B investment pool had $20,041,375 invested in U.S. Treasury Notes, $243,970 invested in marketable mortgage-backed securities and $1,822,646 invested in money market funds. Certain organizational costs of the Class B investment pool have been capitalized at cost and will be amortized over five years.

In accordance with the terms of the Operating Agreement, Class A and Class B members will receive pro rata quarterly distributions of cash income, less expenses from their respective class of net assets within 90 days after the end of each fiscal quarter. The Operating Agreement also provides for the pass through to Class A members (commencing in the year 2001, if elected) and Class B members (commencing in the year 2000), from their respective classes of net assets, of principal returned with respect to real estate investments and any cash and cash equivalents which have not been invested in real estate investments. The declared distribution to Class A and Class B members totaled $839,891 and $368,583, respectively, for the three months and six months ended June 30, 1997. Of the declared distribution, $1,018,313 was remitted to members on June 26, 1997. The balance, of $190,161, relates to those Class A members which had not yet exchanged their shares of common stock for certificates of membership interest in the Company. Prior to the restructuring of the Company on December 6, 1996, cash dividends were declared and paid on a quarterly basis and totaled $.11 per share during the three months and six months ended June 30, 1996.

                                  SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          METROPOLITAN REALTY COMPANY L.L.C.



Dated: August 11, 1997                   By: /s/ Robert G. Jackson
             ----                            ----------------------
                                                Robert G. Jackson, President
                                          (Chief Executive Officer and
                                           Chief Financial Officer)