Form 10-Q
period 1997-09-30
METROPOLITAN REALTY CO LLC
filed 1997-11-14
CIK 1003951

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1997

_____ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         for the transition period from              to



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

                              YES __X__   NO_____

                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     METROPOLITAN REALTY COMPANY, L.L.C.
                                BALANCE SHEET
                   September 30, 1997 and December 31, 1996


                                                    September 30, 1997                             December 31, 1996
                                        ---------------------------------------         ------------------------------------
                                        Class A         Class B                         Class A         Class B
                                         Member          Member                          Member          Member
                                        Interest        Interest          Total         Interest        Interest       Total
                                        --------        --------          -----         --------        --------       -----
ASSETS:
Cash and cash equivalents ..........  $    838,334    $  2,019,473    $  2,857,807    $    787,501    $ 22,574,178    $23,361,679
Marketable securities ..............    13,243,462      20,751,667      33,995,129      14,661,426                     14,661,426
Mortgage notes receivable:
   Notes, unaffiliated .............    26,452,504                      26,452,504      25,703,825                     25,703,825
   Notes, affiliated ...............     4,151,414                       4,151,414       4,177,441                      4,177,441
   Allowance for loan losses .......    (1,600,000)                     (1,600,000)     (1,600,000)                    (1,600,000)
                                      ------------                    ------------    ------------    ------------    -----------
                                        29,003,918                      29,003,918      28,281,266                     28,281,266
Accrued interest and other
  receivables ......................       318,428          59,875         378,303         330,555                        330,555
Other assets .......................        28,611                          28,611          23,790                         23,790
Organization costs, net of
  accumulated amortization of
  $67,812 at September 30, 1997
  and $5,584 at December 31, 1996 ..                       379,042         379,042                         403,768        403,768
                                      ------------    ------------    ------------    ------------    ------------    -----------

         Total assets ..............  $ 43,432,753    $ 23,210,057    $ 66,642,810    $ 44,084,538    $ 22,977,946    $67,062,484
                                      ============    ============    ============    ============    ============    ===========

LIABILITIES AND MEMBERS' EQUITY:
Liabilities:
   Accounts payable ................  $    146,070    $      8,200    $    154,270    $  2,046,201                   $  2,046,201
   Due to (from) ...................       (49,921)         49,921            --          (409,353)   $    409,353           --
   Deferred income .................       176,552                         176,552         134,552                        134,552
   Deposits from borrowers
     for property taxes ............        96,149                          96,149         140,682                        140,682
   Other ...........................           897                             897           3,645                          3,645
                                      ------------    ------------    ------------    ------------    ------------    -----------

         Total liabilities .........       369,747          58,121         427,868       1,915,727         409,353      2,325,080
                                      ------------    ------------    ------------    ------------    ------------    -----------

Commitments ........................          --              --              --              --              --             --

Members' equity:
   Class A Members' Equity .........    43,078,836                      43,078,836      42,208,569                     42,208,569
   Class B Members' Equity .........                    23,143,845      23,143,845                      22,568,593     22,568,593
   Unrealized holding
     gains/(losses) on
     marketable securities
     available for sale ............       (15,830)          8,091          (7,739)        (39,758)                       (39,758)
                                      ------------    ------------    ------------    ------------    ------------    -----------

          Total members' equity ....    43,063,006      23,151,936      66,214,942      42,168,811      22,568,593     64,737,404
                                      ------------    ------------    ------------    ------------    ------------    -----------

          Total liabilities and
          members' equity ..........  $ 43,432,753    $ 23,210,057    $ 66,642,810    $ 44,084,538    $ 22,977,946    $67,062,484
                                      ============    ============    ============    ============    ============    ===========

The accompanying notes are an integral part of the financial statements.

                     METROPOLITAN REALTY COMPANY, L.L.C.
                           STATEMENT OF OPERATIONS
    for the three months and nine months ended September 30, 1997 and 1996



                                           Three months ended                                    Nine months ended
                             ----------------------------------------------      -------------------------------------------------
                                                              September 30,                                          September 30,
                                  September 30, 1997               1996                 September 30, 1997                1996
                             -----------------------------   --------------      -------------------------------     -------------
                             Class A    Class B                                  Class A     Class B
                              Member     Member                                   Member      Member
                             Interest   Interest     Total                       Interest    Interest      Total
                             --------   --------     -----                       --------    --------      -----
Income:
  Interest income:
    From mortgage
      notes, unaffiliated    $670,147                $670,147   $  601,755     $1,991,894               $1,991,894    $1,784,719
    From mortgage
      notes, affiliated ..     96,950                  96,950       97,863        288,379                  288,379       292,080

  Investment income ......    210,843   $375,764      586,607      251,814        709,815   $1,026,688    1,736,503      734,806
  Miscellaneous
    income ...............      7,906      5,667       13,573       30,897         82,988        5,667       88,655       82,697
                             --------   --------   ----------   ----------     ----------   ----------   ----------   ----------

         Total income ....    985,846    381,431    1,367,277      982,329      3,073,076    1,032,355    4,105,431    2,894,302
                             --------   --------   ----------   ----------     ----------   ----------   ----------   ----------

Operating expenses:
  General and
    administrative .......    121,994      8,283      130,277      109,448        361,123       26,293      387,416      344,725
  Amortization of
   organization costs ....                21,850       21,850         --                        62,228       62,228         --
                             --------   --------   ----------   ----------     ----------   ----------   ----------   ----------

         Total operating
          expenses .......    121,994     30,133      152,127      109,448        361,123       88,521      449,644      344,725
                             --------   --------   ----------   ----------     ----------   ----------   ----------   ----------
         Net investment
          income .........   $863,852   $351,298   $1,215,150   $  872,881     $2,711,953   $  943,834   $3,655,787   $2,549,577
                             ========   ========   ==========   ==========     ==========   ==========   ==========   ==========

The accompanying notes are an integral part of the financial statements.

                     METROPOLITAN REALTY COMPANY, L.L.C.
                           STATEMENT OF CASH FLOWS
            for the nine months ended September 30, 1997 and 1996


                                                               Nine months ended
                                                        -----------------------------
                                                        September 30,   September 30,
                                                             1997           1996
                                                        -------------   -------------
Cash flows from operating activities:
 Net investment income ..............................   $  3,655,787    $ 2,549,577
                                                        ------------    -----------
 Adjustments to reconcile net investment income to
  net cash provided by operating activities:
  Depreciation and amortization expense, net ........         28,946        (37,084)
  Expiration of commitment fees .....................        (23,500)       (29,400)
  Other .............................................        (33,209)        26,155
  Increase in assets:
     Receivables ....................................        (47,748)       (10,835)
     Other assets ...................................        (39,540)       (51,382)
  Decrease in liabilities:
     Accounts payable ...............................        (44,032)       (98,150)
     Other liabilities ..............................        (47,281)       (49,793)
                                                        ------------    -----------

         Total adjustments ..........................       (206,364)      (250,489)
                                                        ------------    -----------

         Net cash provided by operating activities ..      3,449,423      2,299,088
                                                        ------------    -----------

Cash flows from investing activities:
  Purchase of marketable securities .................    (40,487,313)    (7,034,140)
  Collections of principal from marketable
      securities ....................................     21,218,838      4,765,182
  Loan repayments ...................................      3,848,133        348,893
  Loan disbursements ................................     (4,560,921)      (480,947)
  Commitment and loan extension fees received, net ..        115,500         10,000
  Capital expenditures ..............................         (4,363)          --
  Loan origination expenses paid ....................        (25,000)          --
                                                        ------------    -----------

         Net cash used in investing activities ......    (19,895,126)    (2,391,012)
                                                        ------------    -----------

Cash flows from financing activities:
   Payments to minority shareholders for
      surrender of shares ...........................     (1,847,899)          --
   Member distributions paid ........................     (2,210,270)          --
   Dividends paid ...................................           --         (498,539)
                                                        ------------    -----------

         Net cash used in financing activities ......     (4,058,169)      (498,539)
                                                        ------------    -----------

Net decrease in cash and cash equivalents ...........    (20,503,872)      (590,463)

Cash and cash equivalents, beginning of period ......     23,361,679      2,446,221
                                                        ------------    -----------

Cash and cash equivalents, end of period ............   $  2,857,807    $ 1,855,758
                                                        ============    ===========

The accompanying notes are an integral part of the financial statements.

                     METROPOLITAN REALTY COMPANY, L.L.C.

                        Notes to Financial Statements


1.       Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996.

         The accompanying financial statements as of and for the three months and nine months ended September 30, 1996 reflect certain reclassifications to be consistent with the presentation adopted for the three months and nine months ended September 30, 1997.

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

         Concurrently with the consummation of the Restructuring, the Company offered Class B Membership Interests in a separate offering to create a new investment pool. The proceeds from the offering of Class B Membership Interests totaled $22,500,000 and were invested in money market funds and marketable securities at September 30, 1997.

3.       Marketable Securities

         Marketable securities available for sale are carried at market value and unrealized gains and losses are included in a separate component of total members' equity. Total members' equity at September 30, 1997 includes net unrealized holding losses on marketable securities of $7,739. Marketable securities at September 30, 1997 and December 31, 1996 consist of Federal National Mortgage Association and Federal Home Loan Mortgage Corporation mortgage-backed securities and U.S. Treasury Notes. Realized gains and losses on sales of securities are determined based upon specific identification.

         The net realized loss on the sales of marketable securities included in investment income in the accompanying statement of operations aggregated $42,628 and $ 22,401 for the three and nine months ended September 30, 1997, and $11,958 and $26,155 for the three and nine months ended September 30, 1996. At September 30, 1997 and 1996, all marketable securities are considered available for sale.

4.       Mortgage Notes Receivable

         Mortgage notes receivable as of the dates indicated are summarized as follows:

                                                                         September 30, 1997  December 31, 1996
                                                                         ------------------  -----------------
9.09% Mortgage note receivable, net of loan origination fees of              $4,151,414          $4,177,441
$19,222 at September 30, 1997 and $22,976 at December 31,
1996, due monthly in installments of principal and interest of
$35,494 through December 2000

10.875% Mortgage note receivable, net of loan origination fees of                    --             960,439
$5,114 at December 31, 1996, due monthly in varying installments of principal and interest through December 1999*

9.3752% Mortgage note receivable, net of loan origination fees of             2,079,430           2,093,322
$5,162 at September 30, 1997 and $6,614 at December 31, 1996,
due monthly in installments of principal and interest of $18,298 through January 2000

9.26% Mortgage note receivable, net of loan origination fees of               1,760,274           1,784,069
$11,197 at September 30, 1997 and $14,185 at December 31,
1996, due monthly in varying installments of principal and interest through April 2000

8.0% and 9.5% Mortgage note receivable, net of loan origination               1,344,500           1,354,681
fees of $3,989 at September 30, 1997 and $4,882 at December 31,
1996, due monthly in varying installments of principal and interest through August 2000

9.25% Mortgage note receivable, net of loan origination fees of                 596,277             604,392
$5,864 at September 30, 1997 and $7,187 at December 31, 1996,
due monthly in installments of principal and interest of $5,800 through September 2000

7.25% Mortgage note receivable, net of loan origination fees of                 655,527             661,773
$4,053 at September 30, 1997 and $4,955 at December 31, 1996,
due monthly in varying installments of principal and interest through
October 2000

10.5% Mortgage note receivable, net of loan origination fees of                 930,972             935,431
$2,924 at September 30, 1997 and $3,493 at December 31, 1996,
due monthly in varying installments of principal and interest through
December 2000

11.25% Mortgage note receivable, net of loan origination fees of              2,062,779           2,080,277
$9,167 at September 30, 1997 and $11,006 at December 31,
1996, due monthly in installments of principal and interest of
$21,961 through October 2000

10.25% Mortgage note receivable, net of loan origination fees of                253,520             255,850
$2,575 at September 30, 1997 and $3,072 at December 31, 1996,
due monthly in varying installments of principal and interest through
January 2001

11.25% Mortgage note receivable, net of loan origination fees of              1,547,085           1,560,208
$6,875 at September 30, 1997 and $8,255 at December 31, 1996,
due monthly in installments of principal and interest of $16,471 through October 2000

--------
*On April 30, 1997, the outstanding principal balance of this mortgage note was prepaid. The Company also received a prepayment penalty of approximately $9,600.

                                                                         September 30, 1997  December 31, 1996
                                                                         ------------------  -----------------


9.5% Mortgage note receivable through February 28, 1996 adjusted               $704,245            $711,498
to 6.75% (based on the U.S. Treasury Securities weekly average yield adjusted to a constant maturity of 5 years plus 1.5%) on March
1, 1996 to maturity, net of loan origination fees of $6,329  at
September 30, 1997 and $7,606 at December 31, 1996, due
monthly in varying installments of principal and interest through
February 2001

9.875% Mortgage note receivable, net of loan origination fees of              2,418,900           2,430,975
$11,044 at September 30, 1997 and $13,095 at December 31,
1996, due monthly in varying installments of principal and interest through January 1999*

10.25% and 9.75% Mortgage notes receivable, net of loan                              --           2,292,465
origination fees of $4,102 at December 31, 1996, due monthly in varying installments of principal and interest through March 1997

10.25% and 12.25% Mortgage notes receivable, net of loan                      2,050,666           2,084,656
origination fees of $2,467 at December 31, 1996, due monthly in varying installments of principal and interest through May 1997**

10.25% Mortgage note receivable, net of loan origination fees of              1,734,334           1,737,891
$43,075 at September 30, 1997 and $47,332 at December 31,
1996, due monthly in installments of interest only through April 1995 at which time varying installments of principal and interest will be due monthly through April 2003

Bank prime rate plus 1% Mortgage note receivable, net of loan                 1,554,561             925,543
origination fees of $23,888 at September 30, 1997 and December
31, 1996, due monthly in installments of interest only until final closing, at which time payments of principal and interest of $12,355 will be due monthly through July 2007

10.00% Mortgage note receivable due monthly in installments of                  426,262             437,355
principal and interest of $4,889 through August 2000

9.00% Mortgage note receivable, net of loan origination fees of               2,793,000           2,793,000
$57,000 at September 30, 1997 and December 31, 1996, due in
monthly payments of interest only until December 1997 at which time it is anticipated that it will convert to a permanent loan

10.25% Revolving mortgage note receivable, net of origination fees of         3,540,172                --
$25,000 at September 30, 1997, due in monthly payments of interest          -----------         -----------
only until April 2000 at which time outstanding principal is due
                                                                             30,603,918          29,881,266
Allowance for loan losses                                                    (1,600,000)         (1,600,000)
                                                                            -----------         -----------
Mortgage notes receivable, net of allowance for loan losses                 $29,003,918         $28,281,266
                                                                            ===========         ===========

--------
*On October 30, 1997, the outstanding principal balance of this mortgage note was prepaid. The Company also received a prepayment penalty of approximately $127,000.

**The Company agreed to extend the maturity date of this loan, which was paid in full on October 3, 1997.

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

         At September 30, 1997, the total recorded investment in impaired loans was $5,224,535 and the allowance related to these loans totaled $1,600,000. The average recorded investment in impaired loans was approximately $5,244,000 with interest income of approximately $134,000 and $399,000 for the three months and nine months ended September 30, 1997. All impaired loans were classified as earning during 1997, with interest income recognized on an accrual basis. The Company believes that the allowance for loan losses of $1,600,000 at September 30, 1997 is at a level that is sufficient to absorb probable credit losses in the mortgage loan portfolio.

5.       Income Taxes

         As a limited liability company, it is intended that the Company will be classified as a partnership for federal income tax purposes and, as such, it generally will be treated as a "pass-through" entity that is not subject to federal income tax. Accordingly, no provision for income taxes has been made for the three months and nine months ended September 30, 1997. Prior to the restructuring into a limited liability company, the Company operated at all times to qualify as a real estate investment trust under provisions of the Internal Revenue Code. As a real estate investment trust, each year qualification is met, income is not subject to federal income tax at the company level, to the extent distributed to shareholders.

6.       Distributions

         In accordance with the terms of the Operating Agreement, Class A and Class B members will receive pro rata quarterly distributions of cash income, less expenses, from their respective class of net assets within 90 days after the end of each fiscal quarter. The Operating Agreement also provides for the pass through to Class A members (commencing in the year 2001, if elected) and Class B members (commencing in the year 2000), from their respective classes of net assets, of principal returned with respect to real estate investments and any cash and cash equivalents which have not been invested in real estate investments. All distributions are subject to a determination by the Managing Board that the Company will have the declared sufficient cash on hand to meet its current and anticipated needs to fulfill its business purpose. The declared distribution to Class A members totaled $1,001,796 and $1,841,687, respectively, for the three months and nine months ended September 30, 1997. The declared distribution to Class B members totaled $368,583 for the three months and nine months ended September 30, 1997. Prior to the restructuring of the Company on December 6, 1996, cash dividends were declared and paid to shareholders on a quarterly basis and totaled $.11 per share during the three months and nine months ended September 30, 1996.

7.       Related Party Transactions

         The Company was involved in various transactions with affiliates as follows:

         Consulting fees under a contractual agreement aggregating $31,203 and $35,060 were earned by an officer of the Company during the nine months ended September 30, 1997 and 1996, respectively.

         Fees aggregating $40,720 and $16,686 during the nine months ended September 30, 1997 and 1996, respectively were earned by a member manager of the Company for providing various investment and other services to the Company.

         One of the Company's Managing Board Members is the vice president of an entity which has a mortgage note with the Company. The carrying amount of the mortgage note receivable totaled $ 4,151,414 at September 30, 1997 and earned the Company $288,379 and $292,080 during the nine months ended September 30, 1997 and 1996, respectively.

         One of the Company's Managing Board Members is a member of a law firm which provides legal services to the Company. Fees for legal services provided by the law firm amounted to $53,371 (of which $21,110 was reimbursed to the Company by borrowers) and $65,614 for the nine months ended September 30, 1997 and 1996, respectively. The Company also paid $75,000 in 1997 related to legal services provided during the restructuring of the Company discussed in Note 2.

8.       Commitments

         At September 30, 1997, the Company had outstanding loan commitments aggregating $1,711,380.

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

At a special meeting of the shareholders of the Corporation held on December 6, 1996, the shareholders of the Corporation approved and adopted the Agreement and Plan of Dissolution and Restructuring, dated as of September 24, 1996 (the "Restructuring Agreement"), between the Company and the Corporation. Pursuant to the terms of the Restructuring Agreement, effective December 6, 1996, the Corporation transferred all of its assets (the "Class A Assets") to, and the liabilities of the Corporation were assumed by, the Company in exchange for Class A limited liability company membership interests (the "Class A Membership Interests") of the Company. The Corporation was then dissolved, and the Class A Membership Interests were distributed pro rata to the Corporation's shareholders who owned 50,000 shares or more of the Corporation's common stock beneficially or of record on October 9, 1996 (the "Record Date") (the "Majority Shareholders") in liquidation (the "Restructuring"). Holders, beneficially or of record, of fewer than 50,000 shares of the Corporation's common stock (the "Minority Shareholders") as of the Record Date received, upon surrender of their shares, a cash payment equal to the book value of their shares of September 30, 1995 ($9.03 per share) in lieu of the distribution of Class A Membership Interests in the Company. These cash payments were made exclusively from the Class A Assets.

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

As a result of the restructuring discussed above, the following presents the results of operations for the three months and nine months ended September 30, 1997, individually, for the Class A and Class B Membership Interests.

Results of Operations, Class A Membership Interests

The Company's net investment in mortgage loans represented 67% and 64% of its Class A assets, or $29,003,918 and $28,281,266, at September 30, 1997 and December 31, 1996, respectively. The range of yields on outstanding mortgage loans closed from the Company's inception through

September 30, 1997 ranges from 7.06% to 12.25%. The weighted average yield of mortgage loans was 9.99% at September 30, 1997 as compared to 10.05% at December 31, 1996.

The overall average yield on interest earning Class A assets was 9.23% for the nine months ended September 30, 1997 and 8.75% for the year ended December 31, 1996. The average amount held in marketable securities, net of unrealized holding gains and losses, for the nine months ended September 30, 1997 was $13.3 million. The average yield (based on total yield divided by average amount of investments) was 6.6% for the nine months ended September 30, 1997 and the year ended December 31, 1996.

Investment income from marketable securities decreased $33,912 to $195,020 for the third quarter of 1997 from $228,932 for the third quarter of 1996. Of the decrease, $21,257 was the result of a decrease in the average amount invested in marketable securities and $12,655 related to a decrease in average yield. Investment income from marketable securities decreased $4,244 to $661,596 for the first nine months of 1997 from $665,840 for the first nine months of 1996. Of the decrease $65,566 was the result of a decrease in the average amount invested in marketable securities offset by $61,322 related to an increase in average yield.

Investment income from money market securities decreased $7,059 to $15,823 for the third quarter of 1997 from $22,882 for the third quarter of 1996. Of the decrease, $6,798 was the result of a decrease in the average amount invested in money market securities and $261 was the result of a decrease in average yield. Investment income from money market securities decreased $20,747 to $48,219 for the first nine months of 1997 from $68,966 for the first nine months of 1996. Of the decrease,$27,816 was the result of a decrease in the average amount invested in money market securities offset by $7,069 related to an increase in average yield.

Interest income from mortgage notes increased $67,479 to $767,097 for the third quarter of 1997 from $699,618 for the third quarter of 1996. Of the increase, $82,743 was the result of an increase in the average amount invested in mortgage notes offset by $15,264 related to a decrease in average yield. Interest income from mortgage notes increased $203,474 to $2,280,273 for the first nine months of 1997 from $2,076,799 for the first nine months of 1996. Of the increase, $243,581 was the result of an increase in the average amount invested in mortgage notes, offset by $40,107 related to a decrease in average yield.

Operating expenses increased $12,546, or 11%, to $121,994 for the third quarter of 1997 from $109,448 for the third quarter of 1996. This increase resulted primarily from increased professional fees. Operating expenses increased $26,398, or 8% to $361,123 for the first nine months of 1997 from $334,725 for the first nine months of 1996. This increase resulted primarily from increased professional fees.

Net investment income decreased $9,029, or 1%, to $863,852 for the third quarter of 1997 from $872,881 for the third quarter of 1996 as a result of the items discussed above. Net investment income increased $162,376, or 6%, to $2,711,953 for the first nine months of 1997 from $2,549,577 for the first nine months of 1996 as a result of the items discussed above.

Management reviews, on a regular basis, factors which adversely affect its mortgage loans, including occupancy levels, rental rates and property values. It is possible that economic conditions in Southeast Michigan and the nation in general may adversely affect certain of the Company's other loans. The Company believes that the allowance for loan losses of $1,600,000 at September 30, 1997 is at a level that is sufficient to absorb probable credit losses in the mortgage loan portfolio.

Results of Operations, Class B Membership Interests

Proceeds of $22,500,000 from the offering of Class B Membership Interests were received by the Company on December 6, 1996. At September 30, 1997, the net assets of the Class B investment pool totaled $23,151,936 and were primarily invested in short-term bond funds, U.S. Treasury notes and money market funds. Certain organizational costs of the Class B investment pool have been capitalized at cost and will be amortized over five years. Net organization costs at September 30, 1997 totaled $379,042. The net proceeds from the offering of Class B Membership Interests will be invested in short-term investments until such time as the proceeds are invested in real estate loans. Investment income and net investment income earned by Class B Assets for the quarter ended September 30, 1997 totaled $375,764 and $351,298, respectively. Investment income and net investment income earned by Class B Assets for the nine months ended September 30, 1997 totaled $1,026,688 and $943,834, respectively. The average yield earned on interest earning Class B assets was 6.1% for the nine months ended September 30, 1997.

Although the Company expects to have the balance of its available Class A and Class B assets fully invested in mortgage loans to real estate projects by the end of 1999, management will continue its prudent approach of approving funding only of those loans which meet appropriate underwriting criteria.

Liquidity and Capital Resources

Funds that have not yet been invested in mortgage loans are primarily invested in marketable mortgage-backed securities and U.S. Treasury Notes until needed for the Company's operations or investments in mortgage loans. Income and principal received with respect to the Company's investment in mortgage loans are also invested in marketable securities pending distribution to members in accordance with the terms of the Operating Agreement. At September 30, 1997, the Class A investment pool had $29,003,918 invested in net mortgage loans, $7,167,454 invested in marketable mortgage-backed securities, $3,617,619 invested in U.S. Treasury Notes $745,414 invested in money market funds and $2,458,390 invested in short-term bond funds. The Company does not invest in high risk, mortgage-backed securities such as interest only strips or residual traunches. However, there can be no assurance that cash flows will materialize as scheduled as a result of prepayments of the underlying mortgages or that the proceeds can be invested in securities that will provide comparable yields.

At September 30, 1997, the Company had outstanding loan commitments aggregating $1,711,380. The source of funds to satisfy these commitments will be the Company's marketable securities. The Company anticipates that its sources of cash are more than adequate to meet its liquidity needs. During 1997, the Company made payments from Class A assets to minority shareholders, which totaled$1,847,899 for the nine months ended September 30, 1997, for the surrender of their shares of common stock in connection with the restructuring of the Company discussed in Note 2 to the Financial Statements. At September 30, 1997, amounts owed to minority shareholders in connection with this transaction totaled $93,081 and are recorded as a liability of the Company.

At September 30, 1997, the Class B investment pool had $5,777,464 invested in U.S. Treasury Notes, $237,034 invested in marketable mortgage-backed securities and $2,019,473 invested in money market funds and $14,737,169 invested in short-term bond funds. Certain organizational costs of the Class B investment pool have been capitalized at cost and will be amortized over five years.

In accordance with the terms of the Operating Agreement, Class A and Class B members will receive pro rata quarterly distributions of cash income, less expenses from their respective class of net assets within 90 days after the end of each fiscal quarter. The Operating Agreement also provides for the pass through to Class A members (commencing in the year 2001, if elected) and Class B members (commencing in the year 2000), from their respective classes of net assets, of principal returned with respect to real estate investments and any cash and cash equivalents which have not been invested in real estate investments. The declared distribution to Class A members totaled $1,001,796 and $1,841,687, respectively, for the three months and nine months ended September 30, 1997. The declared distribution to Class B members totaled $368,583 for the three months and nine months ended September 30, 1997. Prior to the restructuring of the Company on December 6, 1996, cash dividends were declared and paid on a quarterly basis and totaled $.11 per share during the three and nine months ended September 30, 1996.

                          PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

         The Company's predecessor in interest, Metropolitan Realty Corporation (the "Corporation"), offered and sold its common stock, par value $.01 per share, in an initial public offering pursuant to a registration statement under the Securities Act of 1933 which was effective July 9, 1987, Commission file number 2-12582. The underwriter was Mabon, Nugent & Co. Fifteen million shares of the Corporation's common stock were registered for an aggregate offering price of $15,000,000, of which 4,532,169 shares were sold for an aggregate offering price of $45,321,690. The offering has terminated.

         From the effective date of the registration statement to September 30, 1997, $44,301 of the net proceeds was used for the purchase and installation of equipment, $38,629,478 was invested in mortgage notes on real estate, $4,169,151 was invested in marketable securities, $71,671 was paid in legal fees, $148,760 was paid for organizational fees and expenses, and $47,312 was paid for miscellaneous operating expenses. All of the foregoing payments were made directly or indirectly to persons who were not directors, officers, 10% owners or affiliates of the Corporation or the Company, its successor in interest. In addition, during such period $62,779 was paid in legal fees, $25,897 was paid for organizational fees and expenses, and $1,243 was paid for miscellaneous operating expenses, directly or indirectly to persons who were directors, officers, 10% owners or affiliates of the Corporation or the Company, its successor in interest.

         The Company offered and sold its Class B Membership Interests pursuant to a registration statement under the Securities Act of 1933 which was effective September 24, 1996, Commission file number 33- 99696. The Class B Membership Interests were sold by the Company through officers and directors of the Corporation. Such persons received no sales commission. A maximum of 100 Units of the Company's Class B Membership Interests were registered for a maximum aggregate offering price of $50,000,000, of which 45 Units were sold for an aggregate offering price of $22,500,000. The offering has terminated.

         From the effective date of the registration statement to September 30, 1997, miscellaneous expenses were incurred in connection with the issuance and distribution of the Class B Membership Interests in the amount of $409,353, of which $155,665 was paid directly or indirectly to persons who were directors, officers, 10% owners or affiliates of the Company and $253,688 was directly or indirectly paid to other persons. The net offering proceeds to the Company was $22,090,647.

         From the effective date of the registration statement to September 30, 1997, the net proceeds of $22,090,647 was invested in marketable securities. All of the payments for such marketable securities were made directly or indirectly to persons who were not directors, officers, 10% owners or affiliates of the Company.

                                  SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           METROPOLITAN REALTY COMPANY L.L.C.



Dated: November 12, 1997                   By:    /s/ Robert G. Jackson
                                              ----------------------------
                                              Robert G. Jackson, President
                                           (Chief Executive Officer and
                                             Chief Financial Officer)