Form 10-K
period 1997-12-31
METROPOLITAN REALTY CO LLC
filed 1998-03-31
CIK 1003951

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from                 to
                                   ----------------    -----------------

                         Commission File No. 33-99694

                     METROPOLITAN REALTY COMPANY, L.L.C.
            (Exact name of registrant as specified in its charter)

Delaware                                                 38-3260057
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes __X_    No____

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.

                               Yes ____ No __X_

There is no established public trading market for the Company's Class A Membership Interests and Class B Membership Interests.





                     METROPOLITAN REALTY COMPANY, L.L.C.

                     INDEX TO ANNUAL REPORT ON FORM 10-K
                (For the Fiscal Year Ended December 31, 1997)


                                                                                 Page
                                                                                 ----
PART 1
        ITEM 1.   BUSINESS..........................................................1
        ITEM 2.   PROPERTIES........................................................2
        ITEM 3.   LEGAL PROCEEDINGS.................................................2
        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............2

PART II
        ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS...............................................3
        ITEM 6.   SELECTED FINANCIAL DATA...........................................4
        ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...............................5
        ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA*......................8
        ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE...............................8

PART III
        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................9
        ITEM 11.  EXECUTIVE COMPENSATION...........................................14
        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT...................................................14
        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................17

PART IV
        ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K......................................................18

  * The company's financial statements are set forth in the separate financial section which follows page 21 of this Form 10-K and begins on page F-1.





                                    PART I
                                    ------

ITEM 1.   BUSINESS

Metropolitan Realty Company, L.L.C., a Delaware limited liability company (the "Company"), is a successor in interest to Metropolitan Realty Corporation (the "Corporation"), a Michigan corporation. The Corporation had operated since 1988 as a qualified real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), and invested in commercial real estate mortgages in southeastern Michigan and other investments. The Company was organized as a Delaware limited liability company on October 23, 1995 for the purpose of implementing the Restructuring described below. Prior to the consummation of the Restructuring, the Company had never conducted any business and had no assets.

Restructuring
-------------

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

Concurrent with the Restructuring, the Company offered its Class B Membership Interests in a separate offering to create a new investment pool, which is segregated on the books of the Company from the Class A Assets. The total proceeds of the offering of Class B Membership Interests were $22,500,000. The net proceeds of the offering of Class B Membership Interests (the "Class B Assets") are being invested in short-term investments until such time as the proceeds are invested in real estate loans.

Class A Assets
--------------

The Company's Class A mortgage loans include financing for industrial and office buildings, retail centers, residential projects and mixed-use facilities. In making such loans, the Company favored investments that will provide a competitive return and permanent financing for projects which create construction jobs and stimulate the southeastern Michigan economy. All Class A mortgage loans to date are collateralized by the first lien on real property.

Class A Assets that have not yet been invested in mortgage loans are primarily invested in cash and marketable securities.

Class B Assets
--------------

As of December 31, 1997, the Company has approximately $22,977,000 in net Class B Assets, the majority of which is invested in cash and marketable securities. The Company intends to invest the Class B Assets in commercial real estate mortgages in southeastern Michigan and other investments. The Class B mortgage loan investments are to be chosen on the basis of economic merit, including availability, risk and potential return. The Class B Assets are being invested in short-term investments until such time as the assets are invested in mortgage loan investments.

The Company believes that its mortgage loans and marketable securities will provide a competitive economic return to its members while protecting their capital.

The Company continues to evaluate real estate projects and intends to use its remaining marketable securities and short-term investments to make additional mortgage loans to qualified projects located in southeastern Michigan. Although the Company has competed and is competing with financial institutions such as banks, insurance companies, savings and loan associations, mortgage bankers, pension funds and other real estate investment vehicles with investment objectives similar to those of the Company, the Company believes it has targeted a market niche which is underserved.

During 1997, the Company had one full-time and one part-time administrative employee. The day-to-day operations of the Company are administered by its Vice President, who serves on a part-time basis under the direction of the President and Executive Committee of the Company. The Vice President and other members of the Managing Board serve without pay as officers and committee members and devote a considerable amount of time to the administration and operations of the Company.

ITEM 2.   PROPERTIES

The Company's executive offices are located at Suite 748, 535 Griswold, Detroit, Michigan, 48226. The Company rents this office space under a lease which provides for a monthly rental of approximately $1,600, which is comparable to prevailing rentals for similar facilities. The Company's offices are suitable and adequate for the current operations of the Company.

ITEM 3.   LEGAL PROCEEDINGS

There are no material legal proceedings pending, or, to the knowledge of the Company, threatened, to which the Company is a party or by which its property may be bound.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's members since the consummation of the Restructuring on December 6, 1996.

                                   PART II
                                   -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

There is no established public trading market for the Company's Class A Membership Interests and Class B Membership Interests. As of March 25, 1998, there were 115 holders of the Company's Class A Membership Interests and 106 holders of the Company's Class B Membership Interests.

The Company paid cash distributions in the amount of $2,538,209 to its Class A Members and $911,225 to its Class B Members in 1997.

The Company's Operating Agreement provides that Class A Members will receive pro rata quarterly distributions of 100% of the Class A income, less expenses. Distributions of principal will be returned as follows to the Class A Members:

 i. prior to 2001, the Company may, at its sole option, reinvest any principal returned with respect to real estate investments which are part of the Class A Assets; and

 ii.beginning in 2001, a Class A Member may elect each year to receive its pro rata share of (x) principal returned with respect to real estate investments which are part of the Class A Assets, and (y) any cash equivalents which are part of the Class A Assets. Any part of the Class A Assets which are not distributed pursuant to the foregoing may, at the option of the Company, be reinvested in real estate investments. Any such election must be made by a Member in writing and must be received by the Company by the November first preceding the fiscal year for which such election is to be effective.

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

In addition, any cash, cash equivalents and marketable securities, which are part of the Class B Assets, which have not been invested in real estate investments by December 31, 1999 will be passed through to the Class B Members. All distributions are subject to a determination by the Managing Board that the Company will have sufficient cash on hand to meet its current and anticipated needs to fulfill its business purpose.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 1997, 1996, 1995, 1994, and 1993 and for the years then ended:


                                                   1997                                    1996
                                   -----------------------------------   -------------------------------------------
                                   Class A      Class B         Total      Class A(1)     Class B(2)      Total
                                   -------      -------         -----      ----------     ----------      -----
Total Income                     $ 4,296,199  $ 1,404,172   $ 5,700,371  $ 3,925,400    $    74,178     $ 3,999,578

Net Investment Income              3,812,504    1,278,907     5,091,411    3,373,259         68,593       3,441,852

Net Investment Income per Share            *            *             *            *              *               *

Total Assets                      43,799,700   22,976,516    66,776,216   44,084,538     22,977,946      67,062,484

Members'/Shareholders' Equity     43,513,311   22,959,414    66,472,725   42,168,811     22,568,593      67,737,404

Cash Dividend per Share                    *            *             *            *              *               *

Return on Assets                        8.68%        5.57%         7.61%        7.66%          4.44%           6.55%

Return on Equity                        8.90%        5.62%         7.70%        8.00%          4.52%           6.79%

Dividend Payout Ratio                      *            *             *            *              *               *

Equity to Assets Ratio                 99.35%       99.93%        99.55%       95.65%         98.22%          96.53%




    1995            1994             1993
 -----------    -----------     ---------------
 $ 3,764,059    $ 3,858,028     $ 3,715,985

   1,990,203      2,587,550       2,700,898

         .44            .57             .60

  41,760,901     41,025,168      41,626,490

  41,333,327     40,479,424      41,104,089

         .34            .63             .54

        4.77%          6.31%           6.49%

        4.82%          6.39%           6.57%

         100%           100%            100%

       98.98%         98.67%          98.75%


 1. On December 6, 1996, pursuant to the terms of a restructuring agreement, the assets and liabilities of Metropolitan Realty Corporation (the "Corporation") were transferred to Metropolitan Realty Company, L.L.C. (the "Company") in exchange for Class A Membership Interests in the Company. The Corporation was then dissolved and the Class A Membership interests were distributed pro rata to the Corporation's shareholders who owned 50,000 shares or more of the Corporation's common stock. Holders of fewer than 50,000 shares of the Corporation's common stock as of October 9, 1996, the Record Date, received upon surrender of their shares, a cash payment in lieu of the distribution of Class A Membership Interests in the Company.

 2. Concurrent with the Restructuring, the Company offered Class B Membership Interests in a separate offering to create a new investment pool.

 *   Not relevant under the new structure (Note 1).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents management's discussion and analysis of financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements.

Forward-Looking Statements
--------------------------

This discussion and analysis of financial condition and results of operations, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

Overview
--------

The Company intends to continue to invest its available funds at competitive rates in mortgage loans to real estate projects located in southeastern Michigan. Cycles in the local and national economy have affected and will continue to affect the Company's ability to invest its remaining funds in mortgage loans and the yields attainable on such investments. As these funds are employed in higher yielding loan assets versus short-term assets, the investment income of the Company is expected to increase. Because interest rates are decreasing generally for all interest-bearing asset classes, however, the positive effect on net investment income of increasing the amount of assets employed in mortgage assets will be reduced. While the Company expects to have the balance of its available assets fully invested in mortgage loans by the end of 1999, management will continue its prudent approach of approving funding only of those loans which meet the Company's underwriting criteria.

Funds that have not yet been invested in mortgage loans are primarily invested in marketable securities until needed for the Company's operations or investments in mortgage loans. Income and principal received with respect to the Company's investments in mortgage loans are also invested in marketable securities pending distribution to members or reinvestments in mortgage loans. At December 31, 1997, the Company had outstanding loan commitments of approximately $9 million which will be funded from these liquid assets. Management deems the liquidity of the Company to be more than adequate to meet the cash needs of the Company and continues to seek investments in new loan assets that will further reduce liquid assets. At all times, sufficient working capital will be maintained to meet the ongoing working capital needs of the Company.

As a result of the restructuring previously discussed, the following presents the 1997 financial conditions and results of operations individually for the Class A and Class B Membership Interests.

Financial condition and Results of Operation, Class A Membership Interests
--------------------------------------------------------------------------

Net investment income increased by $439,245 for the year ended December 31, 1997 compared to 1996. The majority of this increase was in interest income from mortgage notes resulting from the acceleration of deferred income into the current year relating to the early repayment of several loans. The remainder of the increase resulted from prepayment premiums associated with these early payments, the higher average loan balance of loans outstanding and the reduction of operating expenses.

The allowance for loan losses decreased by $215,163 at December 31, 1997 relating to the partial charge-off of a loan on an apartment project located in the City of Detroit. The discounted loan repayment was received by the Company in January 1998. Management reviews, on a regular basis, factors which may adversely affect its mortgage loans, including occupancy levels, rental rates and property values. It is possible that economic conditions in southeastern Michigan, and the nation in general, may adversely affect certain of the Company's loan assets. After evaluation of the loan portfolio and the associated allowance for loan losses, management deemed the remaining allowance of $1,384,837 adequate to cover any potential future write-offs of loan assets.

Accounts payable at December 31, 1997 compared to 1996, decreased by $1,939,524 relating primarily to the completion of payments due to minority shareholders whose stock was redeemed in connection with the reorganization.

The decrease in general and administrative expenses of approximately $290,000 for the year ended December 31, 1996 compared to 1995 was primarily a result of $313,000 of costs associated with the Company's restructuring into a limited liability company incurred in 1995.

In 1995, the Corporation recorded losses relating to the operation of an apartment building the Corporation had acquired through a foreclosure sale in 1992. The Corporation also wrote-down the carrying value of this asset $900,000 to $555,000 as a result of an offer to purchase the property. Subsequently, the Corporation did sell the property based on the price in the purchase offer and took back a new mortgage on the property. In February of 1998, this mortgage note was repaid in full.

Liquidity and Capital Resources, Class A Membership Interests
-------------------------------------------------------------

The liquid assets of the Class A Membership Interests, including cash and marketable securities, increased by $1,455,509 to $16,904,436 at December 31, 1997. This increase resulted primarily from the early repayment of certain loans toward the end of 1997. The Class A Membership Interests have approximately $4 million of outstanding loan commitments at December 31, 1997.

The Company makes quarterly distributions of net income in accordance with the Operating Agreement of the Company. During 1997, the Company distributed approximately $2,538,000 with respect to Class A Membership Interests of 1997 cash income as defined in the Company's Operating Agreement. During 1998, the Company will make its final distribution of 1997 net cash income with respect to Class A Membership Interests of approximately $1,079,000.

Financial Condition and Results of Operation, Class B Membership Interests
--------------------------------------------------------------------------

Proceeds of $22,500,000 from the offering of Class B Membership Interests were received by the Company on December 6, 1996. At December 31, 1996, these funds were invested in cash and cash equivalents. During 1997, the majority of these funds were invested in marketable securities while the Company sought to find suitable mortgage investments.

Certain organizational costs of the Class B investment pool have been capitalized at cost and will be amortized over five years. Net organization costs at December 31, 1997 totaled $356,638.

While no mortgages were placed from Class B funds during 1997, the Company expects to have significant investment of Class B funds in mortgage assets during 1998. At December 31, 1997, approximately $5 million of Class B funds were committed to mortgage investments. The investment income of the Class B Membership Interests is expected to increase as these funds are invested in mortgage assets.

Net investment income increased by $1,210,314 for the year ended December 31, 1997 compared to 1996. This increase results primarily from having the funds invested for the full year of 1997 compared to 26 days in 1996. The higher yield of the investments in 1997 also contributed to the increase.

Operating expenses increased by $119,680 during 1997. This increase results primarily from having a full year of general, administrative and amortization expense versus 26 days in the prior year. The Company's Operating Agreement specifies that expenses not directly attributable to either Class A Membership Interests nor Class B Membership Interests will be equitably allocated based on the proportion of mortgage investments relating to each class. Since the Class B Membership Interests had no mortgage investments during 1997, no indirect expenses were allocated to the Class B Investment pool during 1997.

Liquidity and Capital Resources, Class B Membership Interests
-------------------------------------------------------------

The liquid assets of the Class B Membership Interests, including cash and marketable securities, remained relatively unchanged with a decrease of $48,696 to $22,525,482 at December 31, 1997. This result is consistent with the Company's policy of distributing all cash income on a quarterly basis to the Members.

The Company makes quarterly distributions of net cash income to Class B Members in accordance with the Operating Agreement of the Company. During 1997, the Company distributed approximately $911,000 to Class B Members of 1997 cash income as defined in the Company's Operating Agreement. During 1998, the Company will make its final distribution of 1997 cash income to Class B Members of approximately $294,000.

Readiness for the Year 2000
---------------------------

The Company has evaluated the potential impact of the Year 2000 on its computer-based financial and management information systems. While the Company is prepared to devote the necessary resources to resolve any problems that may arise, the preliminary evaluation indicates that the impact to the Company of the Year 2000 will be minimal and that the transition to the Year 2000 can be managed with little effect on the Company's business, its cost of operations or financial prospects.

Future Business Prospects
-------------------------

Since the Company conducts all of its business in southeastern Michigan, the future financial results of the Company are highly dependent on the local economy in general and the real estate market specifically in southeastern Michigan. While the southeast Michigan economy has historically been driven by the automotive industry, the local economy has made significant progress in diversifying into new industries over the last several years. Nonetheless, the state of the automotive industry still has a significant impact on the southeast Michigan economy.

Over the last five years, the southeast Michigan region and the automotive industry have both seen very positive economic results and trends. Employment levels are at record levels and inflation is very moderate. Under these economic conditions, the Company is seeing a large increase in the level of real estate development in the region and expects to participate in this influx of development by making real estate loans in support of these new developments. While the Company's future prospects will always be subject to the cyclical nature of real estate markets and the automotive industry, the strength of the Company's existing portfolio and the quality of new business opportunities the Company is pursuing have both improved significantly during the last year, suggesting positive future trends for the financial results of the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements of the Company, consisting of balance sheet, statement of operations, statements of members'/shareholders' equity, statement of cash flows and the notes to financial statements, are set forth in the separate financial section which begins on page F-1 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective December 1, 1997, Plante & Moran, L.L.P. was appointed as the Company's principal accountant to audit its financial statements for the year ending December 31, 1997. The decision to change accountants was approved by the Executive and Audit Committees of the Company's Managing Board following a bidding process.

There were no disagreements on any matter of accounting principles, practices or financial statement disclosure between the Company and Plante & Moran, L.L.P. for the year ended December 31, 1997.

Coopers & Lybrand L.L.P. had been previously engaged as the principal accountant to audit the financial statements of the Company and its predecessor in interest, the Corporation.

Coopers & Lybrand L.L.P.'s reports on the financial statements of the Company and the Corporation for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Further, during the last two fiscal years of the Company and its predecessor, the Corporation, and during the subsequent interim period, there were no disagreements with Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Coopers & Lybrand L.L.P., would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Managing Board Members

Pursuant to the terms of the Company's Operating Agreement, the Company's Managing Board Members are appointed from time to time by the Company's Member-Managers. The Company's Member-Managers are (1) those Members with a Total Percentage Interest (as defined in the Operating Agreement) at least equal to the Minimum Percentage (defined as a Total Percentage Interest which represents a positive Adjusted Capital Account Balance of $2,500,000), and
(2) to the extent not previously taken into account, those Class A Members (but excluding their assignees) which held sufficient shares of Metropolitan Realty Corporation's common stock immediately prior to the initial capital contribution of the Class A Members to elect at least one director at an annual meeting of the shareholders of Metropolitan Realty Corporation, and in either case which have not declined in writing to serve as Member-Managers.

Each Member-Manager is entitled, but is not required, to appoint the greater of one (1) Managing Board Member to the Managing Board or that number obtained by dividing such Member-Manager's Total Percentage Interest by the Minimum Percentage, rounded down to the nearest whole number. The Managing Board will consist of that number of Managing Board Members appointed from time to time by the Member-Managers of the Company, but in no event will the number of Managing Board Members be fewer than three (3) or greater than forty (40). The Company's Operating Agreement also permits the appointment by the Managing Board of a limited number of at-large Managing Board Members. A Managing Board Member may resign by written notice to the Company. A Member-Manager may at any time, upon written notice to the Managing Board, replace one of its appointees to the Managing Board, or fill an opening on the Managing Board (i) which exists because it did not appoint the full number of Managing Board Members to which it is entitled, (ii) which was created by the death, resignation or removal by such Member-Manager of a Managing Board Member which it had previously appointed, or (iii) which was created by an increase in such Member-Manager's Total Percentage Interest.

The following table sets forth those Member-Managers of the Company which have appointed Managing Board Members, and the Managing Board Members which have been appointed by them.



                                                         Appointee(s) to the
                     Member-Manager                         Managing Board
                     --------------                      --------------------
Chrysler Corporation Master Retirement Trust              Mark Schmid
                                                          F. Thomas Lewand
                                                          Kenneth L. Hollowell
                                                          Marc Stepp
                                                          Ernest Lofton

Ford Motor Company                                        Wayne S. Doran
                                                          Robert G. Jackson
                                                          Joel A. Schwartz

Operating Engineers Local 324 Pension Fund                Daniel L. Boone
                                                          Jeffrey A. Heldt
                                                          David B. Hanson

State of Michigan, Public School Employees                R. Douglas Trezise

Policemen & Firemen Retirement System                     Michael Nevin
of the City of Detroit                                    Nicholas H. Degel
                                                          Thomas Zdrodowski

General Retirement System of the City of Detroit          Harold Smith

Macomb County Employees Retirement System                 David M. Diegel

Wayne County Retirement System                            Ronald C. Yee

Michigan National Corporation                             Douglas E. Ebert
                                                          Richard C. Webb

Blue Cross and Blue Shield of Michigan                    Robert H. Naftaly
                                                          Mark R. Bartlett

At Large                                                  Robert J. Lee
                                                          Richard P. Kughn
                                                          Frank D. Stella

The following table sets forth certain information regarding each Managing Board Member, including name, age, principal occupation for the past five years, other directorships with publicly-owned companies or with public institutions and term of service as a Managing Board Member of the Company. The information set forth in the table was provided to the Company by each Managing Board Member.

                                                                                                  Has Served
                                                                                                 as a Managing
                                                                                                  Board Member
    Name and Age                               Principal Occupation                                  Since*
--------------------          ---------------------------------------------------------         -------------
Mark R. Bartlett, 37          Vice President - Chief Financial Officer, 1996                       1996(2)(4)
                              to present, Vice President - Controller, 1994
                              to 1996, Director Financial Accounting, 1989 to
                              1994, Blue Cross and Blue Shield
                              of Michigan.

Daniel L. Boone, 49           Vice President - International Union of Operating                    1991(2)(4)
                              Engineers Local 324, a labor organization, since 1987.

Nicholas H. Degel, 49         Assistant Administrative Supervisor, Detroit Police & Fire           1996(3)(4)
                              Retirement  System, a public retirement system.

David M. Diegel, 52           Finance Director, Macomb County, Michigan,                           1993(2)
                              serving as its Chief Financial Officer since
                              1984. Currently serves as Secretary to the
                              Macomb County Employees Retirement Commission
                              and as an ex-officio member of the Macomb
                              County Criminal Justice Building Authority.

Wayne S. Doran, 63            Chairman of the Board of Ford Motor Land Development Corp.,          1988(1)
                              a real estate development company, since 1978.

Douglas E. Ebert, 52          Chief Executive Officer, 1995 to present, and President and          1996(2)
                              Chief Operating Officer, 1993 to 1995, Michigan National
                              Corporation, a bank holding company.

David B. Hanson, 51           Senior Vice President, Walbridge Aldinger, a                         1994(2)
                              construction management and general contractor,
                              since 1995. Vice President and General Manager
                              of Turner Construction Co., a construction
                              management company and general contractor, from
                              1984 to 1995. Serves on the Boards of Directors
                              of Greater Detroit Chamber of Commerce and
                              Contractors, and Boys Hope - Detroit.

Jeffrey A. Heldt, 49          Self-employed as an attorney since 1988.                             1996(1)

Kenneth L. Hollowell,53       Secretary - Treasurer, Teamsters Local Union #247, since March       1992(2)
                              1988.  Served as member, Policy Committee of the Central
                              Conference of Teamsters from 1992 to 1994. Board member
                              Economic Alliance of Michigan.  Member of Police
                              Commissioners, City of Detroit, May 1994 to February 1998.

Robert G. Jackson, 66         Retired. Formerly served as President from 1985                      1988
                              to 1996, and Executive Vice President from 1977
                              to 1985, of Ford Motor Land Development Corp.,
                              a real estate development company.

Richard P. Kughn, 68          Chairman of the Board of the Company since July                      1987(1)
                              1989. Chairman and President of Kughn
                              Enterprises, a real estate development and
                              asset management company, since 1979. Chairman
                              Emeritus and minority owner of Lionel L.L.C.
                              Serves on the Board of Trustees of the
                              University of Detroit Mercy. Serves on the
                              Board of Directors of AAA Michigan and, Detroit
                              Chamber of Commerce.

Robert J. Lee, 51             Secretary - Treasurer, Michigan State Building                       1996
                              and Construction Trades Council. Previously
                              served as a Field Representative for the
                              Council from 1985 to October 1996.
                              Pipe fitter by trade.

F. Thomas Lewand, 51          Partner, Bodman, Longley & Dahling LLP since 1992, a Detroit,        1988(1)
                              Michigan-based law firm.  Serves as a Trustee of the
                              University of Detroit Mercy.  Chair of Partners in Service, an
                              interfaith volunteer organization.

Ernest Lofton, 66             Vice President, UAW International Union,                             1991
                              Director of the UAW National Ford Department
                              and Director of the UAW Michigan Community
                              Action Program Department, since 1989.

Robert H. Naftaly, 60         Executive Vice President and Chief Operating                         1989(1)(3)
                              Officer of Blue Cross and Blue Shield of
                              Michigan, since 1988. Serves on numerous
                              national and community associations.


Michael Nevin, 33             Treasurer, Firefighter's Union Local #344 since January 1996.        1996(2)
                              Firefighter, City of Detroit, and representative of
                              Firefighter's Union Local #344 since 1991.

Mark Schmid, 38               Treasurer of the Company since 1997; Director,                       1997(1)(3)
                              Pension Fund Investments for Chrysler
                              Corporation, where he has been responsible for
                              investment of the pension assets of Chrysler
                              Corporation since 1997.

Joel A. Schwartz, 36          Project Manager, Ford Motor Land Services Corporation, a real        1995(4)
                              estate developer, since 1990.  Adjunct Professor of Corporate
                              Finance, Wayne State University, School of Business
                              Administration, since 1993.

Harold Smith, 57              Retired.  Former Chief City Planner, City of Detroit Planning        1995(2)
                              Department, for 31 years.

Frank D. Stella, 78           Founder (in 1946), Chairman and Chief Executive                      1987(4)
                              Officer of the F.D. Stella Products Company and
                              Chairman of F.D. Stella International New York,
                              engaged in design and distribution of food
                              service and dining equipment. Director and
                              Member of Executive Committee of the Detroit
                              Symphony Orchestra Hall, Chairman of the Board
                              of Merrill Palmer Institute of Wayne State
                              University and Director and Vice President of
                              Michigan Opera Theatre.

Marc Stepp, 75                Executive Director, Institute for Urban and Community Affairs,       1987
                              University of Detroit Mercy.  Previously served as Vice
                              President of the International United Auto Workers (UAW) since
                              1974.

R. Douglas Trezise, 73        Retired.  Previously served as Deputy State Treasurer,               1991(3)
                              Michigan Department of Treasury, from 1975 to 1990. Chairman of State Employees' Retirement Board.

Richard C. Webb, 58           Head of Commercial Financial Services, Michigan National Bank,       1996(1)
                              a banking corporation.  Previously held the positions of
                              Senior Executive Vice President of Michigan National Bank;
                              Executive Vice President of Michigan National Bank.


Ronald C. Yee, 45             Director of Risk Management, Wayne County, and since 1990,           1991(2)(3)
                              Assistant Executive Secretary to Wayne County Employees
                              Retirement System.



Thomas Zdrodowski, 57         Administrative Supervisor, Policemen & Firemen Retirement            1996
                              System of the City of Detroit, since 1988.

* Service as a Managing Board Member prior to December 6, 1996 was as a director of Metropolitan Realty Corporation, the Company's predecessor in interest.

(1)     Member of the Executive Committee
(2)     Member of the Loan Committee
(3)     Member of the Audit Committee
(4)     Member of the Nominating Committee

Executive Officers
------------------

The table below sets forth certain information concerning the Company's executive officers.


=================================================================================================
Name                           Age          Office                           Time in Office
----                           ---          -------                          --------------
Richard P. Kughn*              68           Chairman of the Board            Since July 1989**

Harold Smith*                  57           Vice Chairman of the Board       Since December 1996

Robert G. Jackson*             66           President                        Since December 1996

Robert J. Lee                  51           Secretary                        Since December 1996

Mark Schmid*                   38           Treasurer                        Since December 1997

Ronald C. Yee                  45           Vice President                   Since July 1997

Joel Schwartz                  36           Vice President                   Since July 1997

=================================================================================================

  * For a discussion of the officers' principal occupation and business experience during the past five (5) years, see the information provided under "Managing Board Members" above.

** Service in such office prior to December 1996 was with Metropolitan Realty
   Corporation.


ITEM 11.  EXECUTIVE COMPENSATION

Robert G. Jackson became the President and Chief Executive Officer of the Company on December 6, 1996 concurrently with the consummation of the restructuring of the Company. Mr. Jackson received consulting fees of $18,375 in 1997. The Operating Agreement of the Company provides that the salaries of all officers of the Company shall be fixed by the Managing Board. No cash or other compensation was paid to any other executive officer of the Company for services performed during 1997, except to the extent any such individual may have been reimbursed for out-of-pocket expenses incurred in connection with his duties as a member of the Managing Board or a committee thereof.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain Beneficial Owners of Class A Membership Interests
---------------------------------------------------------

The following table sets forth certain information regarding the entities which, to the Company's knowledge and belief, were the beneficial owners of more than five percent (5%) of the Company's outstanding Class A Membership Interests as of December 31, 1997.

                                      14



===========================================================================================================
                         CLASS A MEMBERSHIP INTERESTS
-----------------------------------------------------------------------------------------------------------
                                                                          Nature of
                                                                          Beneficial
Name and Address of Beneficial Owner                                      Ownership        Percent of Class
------------------------------------                                      ---------        ----------------
Chrysler Corporation Master Retirement Trust                                 (1)                18.20%
12000 Oakland Avenue
Highland Park, MI  48203

Ford Motor Company                                                           (1)                17.64%
Ford Motor Company World Headquarters
The American Road
Dearborn, MI  48121

Operating Engineers Local 324 Pension Fund                                   (1)                11.53%
37450 Schoolcraft, Suite 110
Livonia, MI  48150

Board of Trustees                                                            (1)                 5.23%
General Retirement Systems of Detroit
908 City County Building
Detroit, MI  48226

Board of Trustees                                                            (1)                 5.23%
Policemen & Firemen Retirement System of the City of Detroit
908 City County Building
Detroit, MI  48226

State Treasurer of the State of Michigan,                                    (1)                 5.01%
State Employees Retirement System
900 Tower Drive - Annex
Troy, MI  48098

State Treasurer of the State of Michigan,                                    (1)                10.01%
Public School Employees Retirement System
900 Tower Drive - Annex
Troy, MI  48098

Macomb County Employees Retirement System                                    (1)                 5.23%
P.O. Box 9088
27777 Inkster Road
Farmington Hills, MI  48333

Wayne County Retirement System                                               (1)                 5.23%
400 Monroe Street
Detroit, MI  48226

NBD Bancorp, Inc.                                                            (1)                 5.19%
611 Woodward 3rd Floor
Detroit, MI  48226-3408
===========================================================================================================

(1) Reflects Class A Membership Interests held of record or beneficially as to which the named beneficial owner exercises sole voting and investment power.

Certain Beneficial Owners of Class B Membership Interests
---------------------------------------------------------

The following table sets forth certain information regarding the entities which, to the Company's knowledge and belief, were the beneficial owners of more than five percent (5%) of the Company's outstanding Class B Membership Interests as of December 31, 1997.


===========================================================================================================
                                         CLASS B MEMBERSHIP INTERESTS
-----------------------------------------------------------------------------------------------------------

                                                                          Nature of
                                                                          Beneficial
Name and Address of Beneficial Owner                                      Ownership        Percent of Class
------------------------------------                                      ---------        ----------------
Chrysler Corporation Master Retirement Trust                                 (1)                22.12%
12000 Oakland Avenue
Highland Park, MI  48203

Michigan National Corporation                                                (1)                22.12%
27777 Inkster Road
Farmington Hills, MI  48333-9065

Blue Cross and Blue Shield of Michigan                                       (1)                22.12%
600 East Lafayette #2105
Detroit, MI  48226

Policemen & Firemen Retirement System of the City of Detroit                 (1)                22.12%
908 City County Building
Detroit, MI  48226

Operating Engineers Local 324 Pension Fund                                   (1)                11.06%
37450 Schoolcraft, Suite 110
Livonia, MI  48150
===========================================================================================================

(1) Reflects Class B Membership Interests held of record or beneficially as to which the named beneficial owner exercises sole voting and investment power.

Management
----------

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

Douglas E. Ebert, a Managing Board Member, is an executive officer of Michigan National Corporation, the Member-Manager which appointed him, and, in such capacity, may be deemed to be the beneficial owner of the 22% Class B Membership Interest owned of record by Michigan National Corporation, in that he may have or share voting power or investment power over such membership interest. Mr. Webb disclaims any beneficial interest in the Class B Membership Interest owner of record by Michigan National Corporation.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Robert G. Jackson became the President and Chief Executive Officer of the Company on December 6, 1996, concurrently with the consummation of the restructuring of the Company. Mr. Jackson received consulting fees of $18,375 in 1997. No cash or other compensation was paid to any other executive officer of the Company for services performed during 1997, except to the extent any such individual may have been reimbursed for out-of-pocket expenses incurred in connection with his duties as a member of the Managing Board or a committee thereof.

NBD Bancorp, Inc. (NBD) is the record holder of a 5.2% Class A Membership Interest of the Company. The Company and NBD Bank, N.A. (formerly National Bank of Detroit) (the "Bank"), a wholly owned subsidiary of NBD, entered into an Investment Management Service Agreement (the "Investment Agreement") dated February 15, 1989, pursuant to which the Bank manages certain of the Company's short-term investments. The Investment Agreement may be terminated by either the Company or the Bank upon a thirty (30) day written notice. The Bank is compensated by the Company for its services based on the average daily market value of the Company's portfolio, with a minimum annual charge of $5,000.

Fees aggregating $66,687 were earned by the Bank in 1997 for services provided under the Investment Agreement, as well as other services.

The Company made a $4,376,000 mortgage loan in 1989 to Walbridge Aldinger, a construction management company and general contractor of which Mr. Hanson, a Managing Board Member since 1994, became senior vice president in January 1995. The carrying amount of the mortgage loan, reduced for unamortized loan origination fees received in excess of loan origination costs paid, was $4,141,997 at December 31, 1997. The mortgage note bears interest at 9.09% and is due in December 2000.

Bodman, Longley & Dahling LLP provides legal services to the Company. Mr. Lewand, a Managing Board Member, is a partner in Bodman, Longley & Dahling LLP. Fees for legal services amounted to $32,547 for the year ended December 31, 1997.

                                   PART IV
                                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 A. Documents Filed as Part of Report. The following documents are filed as part of this report.

     1. A list of the financial statements required to be filed as part of this Form 10-K are shown in the "Index to the Financial Statements" filed herewith.

     2. A list of the exhibits required by Item 601 of the Regulation S-K to be filed as a part of this Form 10-K are shown in the "Index to Exhibits" filed herewith.

 B. Reports on Form 8-K. The Company filed a report on Form 8-K dated December 5, 1997 to report the change in certifying accountants in Item 9 of this report on Form 10-K. No financial statements were filed with such report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 1998

METROPOLITAN REALTY COMPANY, L.L.C.

By:              /s/ Robert G. Jackson
                ---------------------------
               Robert G. Jackson, President
               (Principal Executive Officer and Principal Financial Officer)

And By:          /s/ Mark Schmid
               ----------------------
               Mark Schmid, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

=============================================================================
Signature                                    Title                 Date
---------                                    -----                 ----

/s/ Robert G. Jackson                 Attorney-in-Fact         March 27, 1998
*
--------------------------------

                  *                   Managing Board Member    March 27, 1998
--------------------------------
Mark R. Bartlett


                  *                   Managing Board Member    March 27, 1998
--------------------------------
Daniel L. Boone


                  *                   Managing Board Member    March 27, 1998
--------------------------------
Nicholas H. Degel


                  *                   Managing Board Member    March 27, 1998
--------------------------------
David M. Diegel


                  *                   Managing Board Member    March 27, 1998
--------------------------------
Wayne S. Doran


                  *                   Managing Board Member    March 27, 1998
--------------------------------
Douglas E. Ebert


                  *                   Managing Board Member    March 27, 1998
--------------------------------
Mark Schmid


                  *                   Managing Board Member    March 27, 1998
--------------------------------
David B. Hanson


                  *                   Managing Board Member    March 27, 1998
--------------------------------
Jeffrey A. Heldt


                  *                   Managing Board Member    March 27, 1998
--------------------------------
Kenneth L. Hollowell


                  *                   Managing Board Member    March 27, 1998
--------------------------------
Robert G. Jackson


                  *                   Managing Board Member    March 27, 1998
--------------------------------
Richard P. Kughn

                  *                   Managing Board Member    March 27, 1998
--------------------------------
Robert J. Lee


                  *                   Managing Board Member    March 27, 1998
--------------------------------
F. Thomas Lewand


                  *                   Managing Board Member    March 27, 1998
--------------------------------
Ernest Lofton


                  *                   Managing Board Member    March 27, 1998

--------------------------------
Robert H. Naftaly


                  *                   Managing Board Member    March 27, 1998
--------------------------------
Michael Nevin


                  *                   Managing Board Member    March 27, 1998
--------------------------------
Joel A. Schwartz


                  *                   Managing Board Member    March 27, 1998
--------------------------------
Harold Smith


                  *                   Managing Board Member    March 27, 1998
--------------------------------
Frank D. Stella


                  *                   Managing Board Member    March 27, 1998
--------------------------------
Marc Stepp


                  *                   Managing Board Member    March 27, 1998
--------------------------------
R. Douglas Trezise


                  *                   Managing Board Member    March 27, 1998
--------------------------------
Richard C. Webb


                  *                   Managing Board Member    March 27, 1998
--------------------------------
Ronald C. Yee


                  *                   Managing Board Member    March 27, 1998
--------------------------------
Thomas Zdrodowski

Metropolitan Realty Company, L.L.C.
=============================================================================

                                  Contents




Report Letters                                                    F-2 - F-3


Financial Statements

    Balance Sheet                                                    F-4

    Statement of Operations                                          F-5

    Statement of Changes in Members'/Stockholders' Equity         F-6 - F-7

    Statement of Cash Flows                                          F-8

    Notes to Financial Statements                                F-9 - F-22



                         Independent Auditor's Report



To the Managing Board and Member Managers
Metropolitan Realty Company, L.L.C.


We have audited the accompanying balance sheet of as of December 31, 1997, and the related statements of operations, changes in members'/stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Realty Company, L.L.C. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




/s/ Plante & Moran, LLP


Bloomfield Hills, Michigan
February 19, 1998


                  [ Letterhead of Coopers & Lybrand L.L.P. ]




                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Managing Board and Member Managers of Metropolitan Realty Company,
L.L.C.:

We have audited the accompanying balance sheet of Metropolitan Realty Company, L.L.C. as of December 31, 1996, and the related statements of operations, members'/stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Realty Company, L.L.C. as of December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.

Detroit, Michigan
March 24, 1997



Metropolitan Realty Company, L.L.C.
=============================================================================
                                                                Balance Sheet

                                                                        December 31
                                --------------------------------------------------------------------------------------------
                                                    1997                                           1996
                                ---------------------------------------------  ---------------------------------------------
                                Class A Member  Class B Member                 Class A Member    Class B Member
                                   Interest        Interest         Total         Interest          Interest       Total
                                --------------  --------------   ------------  --------------    -------------- ------------
Assets

Cash and cash equivalents        $  3,782,819    $  1,541,231    $  5,324,050    $    787,501    $ 22,574,178   $ 23,361,679
Investment securities              13,121,617      20,984,251      34,105,868      14,661,426            --       14,661,426
Mortgage notes receivable:
    Unaffiliated                   23,801,098            --        23,801,098      25,703,825            --       25,703,825
    Affiliated                      4,141,997            --         4,141,997       4,177,441            --        4,177,441
    Allowance for loan losses      (1,384,837)           --        (1,384,837)     (1,600,000)           --       (1,600,000)
                                 ------------    ------------    ------------    ------------    ------------   ------------
        Total mortgage notes
          receivable               26,558,258            --        26,558,258      28,281,266            --       28,281,266

Accrued interest and
  other receivables                   325,874          94,396         420,270         330,555            --          330,555
Other assets                           11,132            --            11,132          23,790            --           23,790
Organization costs, net of
  accumulated amortization
  of $90,214 and $5,583 at
  December 31, 1997 and 1996             --           356,638         356,638            --           403,768        403,768
                                 ------------    ------------    ------------    ------------    ------------   ------------
        Total assets             $ 43,799,700    $ 22,976,516    $ 66,776,216    $ 44,084,538    $ 22,977,946   $ 67,062,484
                                 ============    ============    ============    ============    ============   ============

Liabilities and Members'
  Equity

Liabilities
    Accounts payable             $    106,547    $     14,130    $    120,677    $  2,046,201    $       --     $  2,046,201
    Due to (from)                      42,028         (42,028)           --          (409,353)        409,353           --
    Deferred income                    22,500          45,000          67,500         134,552            --          134,552
    Deposits from borrowers
      for property taxes              114,431            --           114,431         140,682            --          140,682
    Other                                 883            --               883           3,645            --            3,645
                                 ------------    ------------    ------------    ------------    ------------   ------------
        Total liabilities             286,389          17,102         303,491       1,915,727         409,353      2,325,080

Members' Equity
    Class A members' equity        43,564,552            --        43,564,552      42,208,569            --       42,208,569
    Class B members' equity              --        22,936,275      22,936,275            --        22,568,593     22,568,593
    Unrealized holding gains
      (losses) on marketable
      securities available
      for sale                        (51,241)         23,139         (28,102)        (39,758)           --          (39,758)
                                 ------------    ------------    ------------    ------------    ------------   ------------
        Total members' equity      43,513,311      22,959,414      66,472,725      42,168,811      22,568,593     64,737,404
                                 ------------    ------------    ------------    ------------    ------------   ------------
         Total liabilities and
           members' equity       $ 43,799,700    $ 22,976,516    $ 66,776,216    $ 44,084,538    $ 22,977,946   $ 67,062,484
                                 ============    ============    ============    ============    ============   ============

See Notes to Financial Statements.

Metropolitan Realty Company, L.L.C.
=============================================================================
                                                     Statements of Operations

                                                                Year Ended December 31
                               ----------------------------------------------------------------------------------------
                                              1997                                    1996                      1995
                               ------------------------------------   ------------------------------------   ----------
                                Class A      Class B                   Class A      Class B
                                 Member       Member                    Member       Member
                                Interest     Interest       Total      Interest     Interest      Total        Total
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------
Revenue
  Interest income:
      From mortgage notes,
        unaffiliated           $2,615,038   $     --     $2,615,038   $2,407,234   $     --     $2,407,234   $2,363,121
      From mortgage notes,
        affiliated                385,097         --        385,097      389,732         --        389,732      391,854
  Investment income             1,054,563    1,398,505    2,453,068    1,020,763       74,178    1,094,941      866,168
  Miscellaneous income            241,501        5,667      247,168      107,671         --        107,671      142,916
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------
           Total revenue        4,296,199    1,404,172    5,700,371    3,925,400       74,178    3,999,578    3,764,059

Operating Expenses
  General and administrative      483,695       40,634      524,329      552,141         --        552,141      841,903
  Amortization of
    organization costs               --         84,631       84,631         --          5,585        5,585         --
  Provision for loan losses          --           --           --           --           --           --        600,000
  Net loss from foreclosed
    property held for sale           --           --           --           --           --           --        331,953
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------
           Total operating
             expenses             483,695      125,265      608,960      552,141        5,585      557,726    1,773,856
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net Investment Income          $3,812,504   $1,278,907   $5,091,411   $3,373,259   $   68,593   $3,441,852   $1,990,203
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========
Net Investment Income
  per Share                             *            *            *            *            *            *   $     0.44
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========
Weighted Average Shares of
  Common Stock Outstanding              *            *            *            *            *            *    4,532,169
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========

* Per-share information is no longer relevant as a result of the restructuring described in Note 1.

See Notes to Financial Statements.

Metropolitan Realty Company, L.L.C.
=============================================================================
                        Statement of Changes in Members'/Stockholders' Equity

                                                                   Unrealized
                                                                     Holding     Distri-
                                                                      Gains      butions                              Total
                                  Common Stock                     (Losses) on   of Net         Members' Equity      Members'/
                             --------------------- Additional Paid- Investment  Investment    -------------------  Stockholders'
                               Shares      Amount     in Capital    Securities    Income        Class A   Class B     Equity
                             ----------   -------- ---------------- ----------  -----------   ----------- -------  ------------
Balance - January 1, 1995     4,532,169   $ 45,322   $ 43,355,529   $(356,949)  $(2,564,478)  $      --    $ --    $ 40,479,424

Net investment income              --         --             --          --       1,990,203          --      --       1,990,203

Change in unrealized
  holding  gains (losses)
  on investment securities         --         --             --       404,639          --            --      --         404,639

Cash dividend of $.34
  per share                        --         --             --          --      (1,540,939)         --      --      (1,540,939)
                             ----------   --------   ------------   ---------   -----------   -----------  ------  ------------

Balance - December 31, 1995   4,532,169     45,322     43,355,529      47,690    (2,115,214)         --      --      41,333,327

Net investment income -
  January 1, 1996 -
  December 6, 1996                 --         --             --          --       3,095,396          --      --       3,095,396

Change in unrealized
  holding gains (losses)
  on investment
  securities -
  January 1, 1996 -
  December 6, 1996                 --         --             --       (58,498)         --            --      --         (58,498)

Cash dividend of $.11
  per share                        --         --             --          --        (498,539)         --      --        (498,539)

Declared payment in
  dissolution with respect
  to minority stockholders
  (Note 1)                     (214,948)    (2,149)    (1,938,831)       --            --            --      --      (1,940,980)

Distribution of Class A
  membership interests
  in dissolution with
  respect to majority
  stockholders (Note 1)      (4,317,221)   (43,173)   (41,416,698)     10,808      (481,643)   41,930,706    --            --
                             ----------   --------   ------------   ---------   -----------   -----------  ------  ------------

See Notes to Financial Statements.

Metropolitan Realty Company, L.L.C.
=============================================================================
            Statement of Changes in Members'/Stockholders' Equity (Continued)

                                                             Unrealized
                                                               Holding     Distri-
                                                                Gains      butions                                   Total
                            Common Stock                     (Losses) on   of Net           Members' Equity         Members'/
                       --------------------- Additional Paid- Investment  Investment   -------------------------  Stockholders'
                         Shares      Amount     in Capital    Securities    Income       Class A       Class B       Equity
                       ----------   -------- ---------------- ----------  -----------  -----------  ------------  ------------
Balance - December 6,
  1996                        --    $     --    $      --    $       --    $    --    $ 41,930,706  $       --    $ 41,930,706

Contributions - Class B       --          --           --            --         --            --      22,500,000    22,500,000

Net investment income -
  December 7, 1996 -
  December 31, 1996           --          --           --            --         --         277,863        68,593       346,456

Change in unrealized
  holding gains
  (losses)
  on investment
  securities -
  December 7, 1996 -
  December 31, 1996           --          --           --         (39,758)      --            --            --         (39,758)
                        ----------  ----------  -----------  ------------  ---------  ------------  ------------  ------------

Balance - December 31,
  1996                        --          --           --         (39,758)      --      42,208,569    22,568,593    64,737,404

Net investment income         --          --           --            --         --       3,812,504     1,278,907     5,091,411

Transfer of member
  interest (Note 1)           --          --           --            --         --          81,688          --          81,688

Distributions                 --          --           --            --         --      (2,538,209)     (911,225)   (3,449,434)

Change in unrealized
  holding gains
  (losses) on
  investment securities       --          --           --          11,656       --            --            --          11,656
                        ----------  ----------  -----------  ------------  ---------  ------------  ------------  ------------

Balance - December 31,
  1997                        --    $     --    $      --    $    (28,102) $    --    $ 43,564,552  $ 22,936,275  $ 66,472,725
                        ==========  ==========  ===========  ============  =========  ============  ============  ============

See Notes to Financial Statements.

Metropolitan Realty Company, L.L.C.
=============================================================================
                                                      Statement of Cash Flows

                                                   Year Ended December 31
                                         ------------------------------------------
                                             1997            1996           1995
                                         ------------   ------------   ------------
Cash Flows from Operating Activities
  Net investment income                  $  5,091,411   $  3,441,852   $  1,990,203
  Adjustments to reconcile net
    investment income to net cash
    from operating activities:
      Depreciation and amortization
        expense                                86,815          8,538         43,702
      Provision for loan losses                  --             --          600,000
      Valuation provision for
        foreclosed property                      --             --          314,421
      (Gain) loss on sale of investment
        securities                            (81,581)        33,208         23,263
      Increase in assets:
           Accrued interest and other
             receivables                      (89,715)       (47,935)       (26,896)
           Other assets                       (22,664)       (95,097)      (181,926)
      Increase (decrease) in
        liabilities:
           Accounts payable                     1,667        (20,311)       (59,373)
           Other liabilities                  (96,065)        (3,763)       (83,197)
                                         ------------   ------------   ------------
                Total adjustments            (201,543)      (125,360)       629,994
                                         ------------   ------------   ------------
                Net cash provided by
                  operating activities      4,889,868      3,316,492      2,620,197

Cash Flows from Investing Activities
  Purchases of investment securities      (43,305,484)    (8,039,531)    (3,507,381)
  Collections of principal from
    investment securities                  23,954,279      6,573,374      1,345,072
  Loan disbursements                       (7,076,681)    (3,355,137)      (444,293)
  Loan repayments                           8,799,689        418,799        353,344
  Cash proceeds from sale of
    foreclosed property, net                     --             --           92,157
  Capital expenditures                         (4,363)          --           (1,270)
                                         ------------   ------------   ------------
                Net cash used in
                  investing activities    (17,632,560)    (4,402,495)    (2,162,371)

Cash Flows from Financing Activities
  Members' equity contributions                  --       22,500,000           --
  Payment to minority stockholders         (1,845,503)
  Distributions paid to members            (3,449,434)          --             --
  Dividends paid to stockholders                 --         (498,539)    (1,540,939)
                                         ------------   ------------   ------------
                Net cash provided by
                  (used in) financing
                  activities               (5,294,937)    22,001,461     (1,540,939)
                                         ------------   ------------   ------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                        (18,037,629)    20,915,458     (1,083,113)

Cash and Cash Equivalents -
  Beginning of year                        23,361,679      2,446,221      3,529,334
                                         ------------   ------------   ------------
Cash and Cash Equivalents -
  End of year                            $  5,324,050   $ 23,361,679   $  2,446,221
                                         ============   ============   ============

Supplemental disclosure of cash flow information:

    1997 noncash financing activities: transfer from payable to minority stockholders to members' equity - $81,688.

    1996 noncash financing activities: payable to minority stockholders for surrender of shares - $1,940,980.

    1995 noncash Investing activities: receivable from sale of foreclosed property - $455,000.

See Notes to Financial Statements.

Metropolitan Realty Company, L.L.C.
=============================================================================
                                                Notes to Financial Statements
                                                   December 31, 1997 and 1996

Note 1 - Organization

     Metropolitan Realty Company, L.L.C., a Delaware limited liability company, (the "Company") is the successor in interest to Metropolitan Realty Corporation (the "Corporation"). The Corporation, incorporated November 13, 1986, was organized to qualify as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code. On December 6, 1996, pursuant to the terms of a restructuring agreement, the assets and liabilities of the Corporation were transferred to Metropolitan Realty Company, L.L.C. in exchange for Class A Membership Interests in the Company. Class A Membership Interests were distributed pro rata to the Corporation's stockholders who owned 50,000 shares or more of the Corporation's common stock. Holders of fewer than 50,000 shares of common stock of the Corporation as of October 9, 1996 (the Record Date) receive, upon surrender of their shares, a cash payment in lieu of Class A Membership Interests in the Company. The amount due to minority stockholders was $13,789 and $1,940,980 at December 31, 1997 and 1996 respectively. During 1997, $81,668 was transferred to Members' Equity as 8,681 shares held by a current member were originally attributed to minority stockholders.

     For financial statement presentation, the assets and liabilities, with the exception of investment securities, were transferred to the Company at their carrying values at the date of distribution. Investment securities were recorded at fair market value with the unrealized loss recorded as a reduction in Class A members' equity.

     Concurrent with the restructuring, the Company offered Class B Membership Interests in a separate offering, to create a new investment pool.

     The Company intends to invest substantially all of its assets in mortgage notes. The Company intends to make, where possible, the majority of its mortgage loans on property located in Detroit, with the balance being in southeastern Michigan. At December 31, 1997, the Company's total mortgage loan portfolio is invested 73 percent in projects located in the City of Detroit.

     The Company's mortgage notes include financing for industrial and office buildings, residential developments, retail centers, residential projects, and mixed-use facilities. The Company has favored investments that will provide a competitive return and permanent financing for projects that will create construction jobs and stimulate the southeastern Michigan economy. All mortgage loans to date are collateralized by a first lien on real property. Class B Membership Interests are invested in short-term investments and investment securities until the proceeds are invested in real estate loans.

Metropolitan Realty Company, L.L.C.
=============================================================================
                                                Notes to Financial Statements
                                                   December 31, 1997 and 1996

Note 2 - Significant Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to use estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures and assessments of contingent liabilities at the date of the financial statements, and the reported amounts of revenue, costs and expenses in the reporting periods. Actual results could differ from those estimates.

     Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Investment Securities - Investment securities are classified as available for sale and are carried at market value. Unrealized gains and losses are included in a separate component of members'/stockholders' equity. Realized gains or losses on sales of securities are determined based on specific identification. The realized net gain (loss) on sales of investment securities, included in investment income in the accompanying statement of operations was $81,581, ($33,208) and ($23,263) for the years ended December 31, 1997, 1996, and 1995, respectively.

     Loan Interest and Fee Income - Loans are generally reported at the principal amount outstanding, net of unamortized loan origination fees and costs. Loan origination fees received from the borrower, in excess of loan origination costs paid, are amortized to interest income using the effective interest method over the life of the mortgage loan.

     Interest on loans is accrued and credited to income based on the principal amount outstanding. The Company discontinues the accrual of interest income when circumstances exist that cause the collection of interest to be doubtful. The determination to discontinue accruing interest is made after a review by the Company's management of all relevant facts, including delinquency of principal and/or interest, and financial stability of the borrower. The Company classifies loans on which the accrual of interest has been discontinued as nonearning. Interest income on nonearning loans is recognized on a cash basis if the future collectibility of the recorded loan balance is expected. When the future collectibility of the recorded loan balance is doubtful, collection of interest will be applied as a reduction to outstanding loan principal. All mortgage loans held by the Company are classified as earning loans at December 31, 1997 and 1996.

Metropolitan Realty Company, L.L.C.
=============================================================================
                                                Notes to Financial Statements
                                                   December 31, 1997 and 1996

Note 2 - Accounting Policies (Continued)

     Allowance for Loan Losses - The Company considers a loan impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

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

     The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

     The allowance is based on management's estimates and ultimate losses may vary from the current estimates. These estimates are reviewed by management at least quarterly, and as adjustments become necessary, they are reported in the statement of operations in the period in which they become known.

     Foreclosed Property Held for Sale - Property acquired through loan foreclosure is initially recorded at the lesser of mortgage loan balance or the fair value of the property at the date of foreclosure. Losses, if any, on foreclosures are charged to the allowance for loan losses on mortgage loans at the time of foreclosure. A valuation allowance is also established at the time of foreclosure for the estimated costs to sell the property, as the Company is dependent on the liquidation of the property for the recovery of its investment. Subsequent to foreclosure, the property is carried at the lower of cost or fair value less estimated costs to sell. The property's operating income and expenses from the date of foreclosure are reflected in the statement of operations. Depreciation of the property commences one year from the date of foreclosure. Income from guarantor settlements is recognized when received.

Metropolitan Realty Company, L.L.C.
=============================================================================
                                                Notes to Financial Statements
                                                   December 31, 1997 and 1996

Note 2 - Accounting Policies (Continued)

     Organization and Restructuring Costs - Certain costs related to the organization of the Class B investment pool of the Company have been capitalized and are being amortized on a straight-line basis over 60 months. Costs associated with the restructuring of the Class A investment pool were expensed as incurred.

     Income Taxes - As a limited liability company, it is intended that the Company will be classified as a partnership for federal income tax purposes and, as such, it generally will be treated as a "pass-through" entity that is not subject to federal income tax. Prior to the restructuring into a limited liability company, the Company operated at all times to qualify as a real estate investment trust under provisions of the Internal Revenue Code. As a real estate investment trust, each year qualification is met, income is not subject to federal income tax at the company level, to the extent distributed to stockholders.

     General Expenses - Those expenses incurred by the Company that are not directly attributable to a particular class of Membership Interest shall be allocated in accordance with a formula established in the Operating Agreement and based primarily on the real estate investments held by each class of assets.

     Distributions - In accordance with the terms of the Company's Operating Agreement, Class A and Class B members will receive pro rata quarterly distributions of cash income, less expenses from their respective class of net assets. The Operating Agreement also provides for the pass through to Class A members (commencing in the year 2001, if elected) and Class B members (commencing in the year 2000), from their respective class of net assets, of principal returned with respect to real estate investments and any cash and cash equivalents that have not been invested in real estate investments. All distributions are subject to a determination by the Managing Board that the Company will have sufficient cash on hand to meet its current and anticipated needs to fulfill its business purpose.

     Other - Certain prior year accounts have been reclassified to conform with current year presentations.

Metropolitan Realty Company, L.L.C.
=============================================================================
                                                Notes to Financial Statements
                                                   December 31, 1997 and 1996

Note 3 - Investment Securities

     Investment securities at December 31, 1997 and 1996 consisted of the following:

                                                              1997                                       1996
                                    --------------------------------------------------------   --------------------------
                                              Pool A                       Pool B                       Pool A
                                    ---------------------------  ---------------------------   --------------------------
                      Interest Rate
                       at 12/31/97      Cost       Market Value       Cost      Market Value       Cost      Market Value
                      ------------- -----------    ------------   -----------   ------------   ------------  ------------
U.S. Treasury notes       5.875%-
                          6.375%    $ 3,600,686    $ 3,616,598    $ 5,757,539    $ 5,776,085    $ 6,526,289   $ 6,515,940

Mutual Funds               --         5,049,658      5,044,747     14,978,402     14,979,346           --             --

Mortgage-backed
  securities:

    Federal National
    Mortgage
    Association,          6.141%-
    pass through          6.251%      4,507,263      4,444,656        225,171        228,820      5,331,622     5,235,831

    Federal Home
    Loan Mortgage
    Corporation,          7.842%-
    pass through          8.002%         15,251         15,616           --             --        2,854,082     2,909,655
                                    -----------    -----------    -----------    -----------    -----------   -----------
             Total                  $13,172,858    $13,121,617    $20,961,112    $20,984,251    $14,711,993   $14,661,426
                                    ===========    ===========    ===========    ===========    ===========   ===========

     The U.S. Treasury notes have scheduled maturities that range from August 1998 to March 1999. The mortgage-backed securities mature according to payment characteristics of the underlying loans. The ultimate maturity dates of the mortgage-backed securities held by the Company at December 31, 1997 range from January 2017 to August 2024. There can be no assurance that cash flows will materialize as scheduled as a result of prepayments of the underlying mortgages.

Metropolitan Realty Company, L.L.C.
=============================================================================
                                                Notes to Financial Statements
                                                   December 31, 1997 and 1996
Note 4 - Mortgage Notes Receivable

     Mortgage notes receivable are summarized in the following table. The carrying amount of each mortgage is reported net of the unamortized balance of loan origination fees received in excess of loan origination costs paid.

                                                                                                Carrying Amount of
                                                                                              Mortgage at December 31
                 Interest  Final Maturity                                      Face Amount    ------------------------
Description        Rate         Date           Periodic Payment Terms          of Mortgage       1997          1996
-----------      --------  --------------      ----------------------          -----------       ----          ----
Parking garage in   9.09%   December    Monthly payments of principal and
Detroit, Michigan             2000      interest of $35,494 until maturity,
                                        at which time the remaining unpaid
                                        principal balance is due.              $4,376,000     $4,141,997    $4,177,441

Light industrial    9.875%  February    Monthly payments in varying
building,                     1999      installments of principal and
Plymouth Township,                      interest until maturity. This note
Michigan                                was paid in 1997.                       2,525,000          --        2,430,975

Day care center     10.50%  December    Monthly payments in varying
located in                    2000      installments of principal and
Plymouth,                               interest until maturity, at which
Michigan                                time the remaining unpaid principal
                                        balance of approximately $908,000 is
                                        due.                                      960,000        929,319       935,431

Rehabilitation      9.26%   April       Monthly payments in varying
of historic                  2000       installments of principal and
office building                         interest until maturity, at which
located in                              time the remaining unpaid principal
Detroit, Michigan                       balance of approximately $1,858,000
                                        is due.                                 1,900,000      1,751,816     1,784,069

Retail tire         7.25%   October     Monthly payments in varying
center                        2000      installments of principal and
located in                              interest until maturity, at which
Woodhaven,                              time the remaining unpaid principal
Michigan                                balance of approximately $647,000 is
                                        due.                                      695,000        653,321       661,773

Retail tire         6.75%   February    Monthly payments in varying
center                        2001      installments of principal and
located in                              interest until maturity, at which
Sterling                                time the remaining unpaid principal
Heights,                                balance of approximately $693,000 is
Michigan                                due.                                      750,000        701,701       711,498

Office              10.25%  April       Monthly payments of varying
building                     2003       installments of principal and
located in                              interest until maturity, at which
Detroit,                                time the remaining unpaid principal
Michigan                                balance of approximately $1,695,000
                                        is due.                                 1,800,000      1,732,934     1,737,891

Metropolitan Realty Company, L.L.C.
=============================================================================
                                                Notes to Financial Statements
                                                   December 31, 1997 and 1996


Note 4 - Mortgage Notes Receivable (Continued)

                                                                                                Carrying Amount of
                                                                                              Mortgage at December 31
                 Interest  Final Maturity                                      Face Amount    ------------------------
Description        Rate         Date           Periodic Payment Terms          of Mortgage       1997          1996
-----------      --------  --------------      ----------------------          -----------       ----          ----
Renovation of an  Prime     July        Monthly payments in varying
office building   rate       2008       installments of principal and
located in        plus                  interest until maturity. This note is
Detroit,           1%                   in the process of being rewritten
Michigan                                into a permanent loan.                 $1,855,000     $1,641,113    $  925,543

Shopping center   10.875%   December    Monthly payments in varying
located in                    1999      installments of principal and
Detroit,                                interest until maturity. This note
Michigan                                was paid in 1997.                       1,080,500           --         960,439

Shopping center   9.3752%   January     Monthly payments of principal and
located in                    2000      interest of $18,298 until maturity,
Sterling                                at which time the remaining unpaid
Heights,                                principal balance of approximately
Michigan                                $2,028,000 is due.                      2,200,000      2,074,403     2,093,322

Rehabilitation    11.25%    October     Monthly payments of principal and
of a shopping                2000       interest of $16,471 until maturity,
center located                          at which time the remaining unpaid
in Detroit,                             principal balance of approximately
Michigan                                $1,477,000 is due.                      1,650,000      1,542,300     1,560,208

Rehabilitation    11.25%    October     Monthly payments of principal and
of a shopping                2000       interest of $21,961 until maturity,
center located                          at which time the remaining unpaid
in Detroit,                             principal balance of approximately
Michigan                                $1,969,000 is due.                      2,200,000      2,056,401     2,080,277

Shopping center   10.25%    April       Monthly payments in varying
located in         and       1997       installments of principal and
Detroit,          9.75%                 interest until maturity, at which
Michigan                                time the remaining unpaid principal
                                        balance is due. This note was paid in
                                        1997.                                   2,500,000           --       2,292,465

Shopping center   9.00%     November    Monthly interest payment of $21,375
located in                    2008      until maturity. This note was
Detroit,                                converted to a permanent loan in
Michigan                                March 1998.                             2,850,000      2,793,000     2,793,000

Renovation of     9.25%     September   Monthly payments of principal and
a 54-unit                     2000      interest of $5,800 until maturity, at
building                                which time the remaining unpaid
located in                              principal balance of approximately
Detroit,                                $557,000 is due.                          728,000        593,393       604,392
Michigan

Metropolitan Realty Company, L.L.C.
=============================================================================
                                                Notes to Financial Statements
                                                   December 31, 1997 and 1996

Note 4 - Mortgage Notes Receivable (Continued)

                                                                                                Carrying Amount of
                                                                                              Mortgage at December 31
                 Interest  Final Maturity                                      Face Amount    ------------------------
Description        Rate         Date           Periodic Payment Terms          of Mortgage       1997          1996
-----------      --------  --------------      ----------------------          -----------       ----          ----
Renovation of a   8.0%      August      Monthly payments of interest only
75-unit building  and        2000       through April 1994 and varying
located in        9.5%                  installments of principal and
Detroit,                                interest from May 1995 until
Michigan                                maturity. This note was written down
                                        to its net realizable value at
                                        December 31, 1997 and was paid in
                                        January 1998.                          $1,260,000      $ 1,001,113   $ 1,354,681

Renovation of     10.25%    April       Monthly payments in varying
a 167-unit         and       1997       installments of principal and
building          12.25%                interest until maturity. This note
located in                              was paid in 1997.                       2,500,000            --        2,084,656
Detroit,
Michigan

24-unit building  10.25%    January     Monthly payments in varying
located in                   2001       installments of principal and
Detroit,                                interest until maturity, at which
Michigan                                time the remaining unpaid principal
                                        balance of approximately $241,000 is
                                        due.                                      275,000          252,678       255,850

205-unit          10.00%    August      Monthly payments in varying
high-rise                    2000       installments of principal and
apartment                               interest until maturity, at which
building                                time the remaining unpaid principal
located                                 balance of approximately $375,000 is
in Detroit,                             due.                                      455,000          422,336       437,355
Michigan

Land              10.25%    March       Monthly payments of interest only on      6,500,000
acquisition and              2000       the outstanding principal balance.      ($812,000 un-
development                                                                      disbursed
of 210                                                                                at
residential                                                                      December 31,
lots located                                                                        1997)        5,655,270          --
in Ann Arbor,
Michigan

                                               Total mortgage notes receivable                  27,943,095    29,881,266
                                               Allowance for doubtful accounts                  (1,384,837)   (1,600,000)
                                                                                               -----------   -----------
                                               Net mortgage notes receivable                   $26,558,258   $28,281,266
                                                                                               ===========   ===========

Metropolitan Realty Company, L.L.C.
=============================================================================
                                                Notes to Financial Statements
                                                   December 31, 1997 and 1996

Note 4 - Mortgage Notes Receivable (Continued)

     Aggregate, contractual annual maturities of mortgage notes receivable principal are as follows:

1998                                                 $    304,914
1999                                                      367,883
2000                                                   16,558,670
2001                                                    5,046,714
2002                                                      134,480
2003 and after                                          5,753,158
                                                     ------------

        Total mortgage notes                           28,165,819

Less unamortized net loan origination fees               (222,724)
                                                     ------------

        Net mortgage notes                           $ 27,943,095
                                                     ============

     There can be no assurance that cash flows will materialize as scheduled as a result of prepayments of the mortgage notes.

     A reconciliation of the carrying value of mortgage notes receivable for the years December 31, 1997 and 1996 ended is as follows:

                                                   1997             1996
                                                   -----            ----
Mortgage notes receivable:

Balance - Beginning of year                    $ 29,881,266     $ 26,964,328

Additions:
  New mortgage loans                              7,076,681        3,355,137
  Amortization of net loan origination fees          53,328           55,619
                                               ------------     ------------

      Total additions                             7,130,009        3,410,756
                                               ------------     ------------

Deductions:
  Collections of principal                       (8,820,517)        (436,818)
  Charge-offs                                      (215,163)            --
  Loan origination fees received                    (32,500)         (57,000)
                                               ------------     ------------

      Total deductions                           (9,068,180)        (493,818)
                                               ------------     ------------

Balance - End of year                            27,943,095       29,881,266
                                               ------------     ------------

Metropolitan Realty Company, L.L.C.
=============================================================================
                                                Notes to Financial Statements
                                                   December 31, 1997 and 1996

Note 4 - Mortgage Notes Receivable (Continued)

                                         1997             1996
                                         ----             ----
Allowance for loan losses:

Balance - Beginning of year          $ (1,600,000)    $ (1,600,000)

    Charge-offs                           215,163             --
    Provision for loan losses                --               --
                                     ------------     ------------

Balance - End of year                  (1,384,837)      (1,600,000)
                                     ------------     ------------

Mortgage notes receivable, net of
  allowance for loan losses          $ 26,558,258     $ 28,281,266
                                     ============     ============

Note 5 - Impaired Loans

     At December 31, 1997 and 1996, the total recorded investment in impaired loans, as defined by SFAS 114, was $0 and $5,264,000, respectively. The allowance related to these loans totaled $0 and $1,600,000 at December 31, 1997 and 1996. The average recorded investment in impaired loans was approximately $2,082,000 and $5,328,000 and interest income was $201,000 and $538,000 for the years ended December 31, 1997 and 1996, respectively. All impaired loans were classified as earning loans during 1997 and 1996, with interest income recognized on an accrual basis.

Note 6 - Financial Instruments

     The estimated fair value of financial instruments held by the Company at December 31, 1997 and 1996, and the valuation techniques used to estimate the fair value, were as follows:

                                            1997                              1996
                              --------------------------------  --------------------------------
                                                Estimated Fair                    Estimated Fair
                              Carrying Value        Value       Carrying Value        Value
                              --------------    --------------  --------------    --------------
Cash and cash equivalents       $ 5,324,050      $ 5,324,050      $23,361,679      $23,361,679
Investment securities            34,105,868       34,105,868       14,661,426       14,661,426
Mortgage notes receivable        26,558,258       28,022,286       28,281,266       28,374,000
Accrued interest and other
 receivables                        420,270          420,270          330,555          330,555
Accounts payable                    120,677          120,677        2,046,201        2,046,201

Metropolitan Realty Company, L.L.C.
=============================================================================
                                                Notes to Financial Statements
                                                   December 31, 1997 and 1996

Note 6 - Financial Instruments (Continued)

     The terms and short-term nature of certain assets and liabilities result in their carrying amount approximating fair value. These include cash and cash equivalents, accrued interest and other receivables and accounts payable. The following methods and assumptions were used by the Company to estimate the fair value of the remaining classes of financial instruments:

     Mortgage Notes Receivable - The fair value of mortgage notes receivable was estimated by discounting future cash flows using an estimated discount rate that reflects the current credit, interest rate and prepayment risks associated with similar types of instruments.

     Investment Securities - The estimated fair value of investment securities is estimated based on quoted market prices.

     Loan Commitments - The fair value of loan commitments, valued on the basis of fees currently charged for commitments for similar loan terms to new borrowers with similar credit profiles, is not considered material.


Note 7 - Federal Income Tax

     Prior to the restructuring, the Company operated to qualify as a real estate investment trust and was not subject to federal income tax on taxable income distributed to its stockholders during its fiscal year and subsequent year, but prior to filing its federal tax return. As part of the restructuring, the Corporation contributed its assets to the limited liability company (LLC) in exchange for Class A Membership interests in the LLC. The Corporation then distributed the Class A Membership interests to its majority stockholders in a liquidating distribution. Income for tax and financial reporting purposes is reconciled as follows:


Metropolitan Realty Company, L.L.C.
=============================================================================
                                                Notes to Financial Statements
                                                   December 31, 1997 and 1996

Note 7 - Federal Income Tax (Continued)

                                                      1996           1995
                                                  -----------    -----------
Investment  income  before
 income tax on  undistributed
 earnings                                         $ 3,441,852    $ 1,990,203

Less  investment  income from the
 date of  restructuring
 (for the period  December 7, 1996
 through  December 31, 1996)                         (346,456)          --

Increase (decrease) in taxable
 income resulting from:

Loan origination and application fees, net            (24,023)         8,430

Provision for valuation allowances, net                  --          914,421

Realized loss on sale of foreclosed property             --       (1,566,594)

Dividend deductions:

From regular distributions                           (453,217)    (1,314,329)

From liquidating distribution                      (2,595,903)          --

Other - Net                                           (22,253)       (32,131)
                                                  -----------    -----------

Taxable investment income                         $      --      $      --
                                                  ===========    ===========

Note 8 - Related Party Transactions

     The Company was involved in various transactions with affiliates as follows:

     o One of the Company's legal counselors is also a member of the Company's Managing Board. Fees for legal services provided by the Managing Board Member's law firm amounted to $32,547, $95,277 and $306,394 for the years ended December 31, 1997, 1996 and 1995, respectively, of which $0, $14,313 and $227,586 of the fees earned in 1997, 1996 and 1995, respectively, relate to the restructuring of the Company and new offering discussed in Note 1. Accrued legal fees of $12,663 and $30,581 are included in accounts payable in the accompanying balance sheet at December 31, 1997 and 1996, respectively.

Metropolitan Realty Company, L.L.C.
=============================================================================
                                                Notes to Financial Statements
                                                   December 31, 1997 and 1996

Note 8 - Related Party Transactions (Continued)

     o Fees aggregating $66,687, $22,951 and $23,920 for the years ended December 31, 1997, 1996 and 1995, respectively, were earned by a member manager of the Company for providing various investment and other services to the Company. Accrued fees of $24,046 and $12,786 are included in accounts payable in the accompanying balance sheet at December 31, 1997 and 1996, respectively.

     o Consulting fees under a contractual agreement aggregating $18,375, $46,746 and $44,520 were earned by officers of the Company in 1997, 1996 and 1995 respectively.

     o During 1995, one of the Company's Managing Board Members became the vice president of an entity that has a mortgage note with the Company. The carrying amount of the mortgage note receivable totaled $4,141,997 and $4,177,441 at December 31, 1997 and 1996,
        respectively, and earned the Company $385,097, $389,732 and $391,854 during the years December 31, 1997, 1996 and 1995, respectively.

Note 9 - Commitments

     The Company is party to loan commitments, financial instruments with off-balance-sheet risk, in the normal course of business to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the financial statements.

     Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any conditions established in the contract. Commitments generally have fixed expiration dates. Since a portion of the commitments may expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of customers. At December 31, 1997, the Company had outstanding loan commitments aggregating $8,850,000.

     The Company's exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those items. The Company generally requires collateral to support such financial instruments in excess of the contractual amount of those instruments.

Metropolitan Realty Company, L.L.C.
=============================================================================
                                                Notes to Financial Statements
                                                   December 31, 1997 and 1996

Note 10 - Interim Financial Information (Unaudited)

                                                 Net
                                     Net      Investment
                                  Investment  Income per
Quarters Ended   Total Income       Income      Share
--------------   ------------     ----------  ----------
Fiscal 1997
-----------
December 31       $1,594,941      $1,435,625    $ NA
September 30       1,367,277       1,215,150      NA
June 30            1,321,223       1,202,005      NA
March 31           1,416,930       1,238,631      NA
                  ----------      ----------

      Total       $5,700,371      $5,091,411
                  ==========      ==========

Fiscal 1996
-----------
December 31       $1,105,276      $  895,275      NA
September 30         982,329         872,881      0.19
June 30              916,011         802,400      0.18
March 31             995,962         871,296      0.19
                  ----------      ----------

      Total       $3,999,578      $3,441,852
                  ==========      ==========


     Effective upon the consummation of the restructuring of the Corporation, the Company's predecessor in interest, on December 6, 1996 Class A Membership Interests were distributed pro rata to the majority stockholders of the Corporation. Per-share information is no longer relevant as a result of the restructuring (See Note 1).

Metropolitan Realty Company, L.L.C.
=============================================================================
                                                Schedule of Index to Exhibits

                                                                                               Page
Exhibit                                                                              Filed    Number
  No.             Description              Incorporated Herein by Reference to      Herewith  Herein
-------           -----------              -----------------------------------      --------  ------
3.1    Certificate of Formation of           Exhibit 3.1 to the Company's
       Metropolitan Realty Company, L.L.C.   Registration Statement on Form
                                             S-4, File No. 033-99694

3.2    Operating Agreement of Metropolitan   Exhibit 3.2 to the Company's
       Realty Company, L.L.C.                Registration Statement on Form
                                             S-4, File No. 033-99694

3.3    Certificate of Amendment to           Exhibit 3.3 to the Company's
       Certificate of Formation of           Registration Statement on Form
       Metropolitan Realty Company, L.L.C.   S-4, File No. 033-99694

10.1   Investment Management Service         Exhibit 10.2 to Metropolitan
       Agreement dated February 15, 1989     Realty Corporation's Annual
       between the Company's predecessor     Report on Form 10-K for the
       in interest, Metropolitan Realty      fiscal year ending December 31,
       Corporation, and NBD Bank, N.A.       1988, Commission File No.
       (formerly National Bank of Detroit)   1-9450

10.2   Buhl Building Lease dated April 25,   Exhibit 10.4 to Metropolitan
       1991 between the Company's            Realty Corporation's Annual
       predecessor in interest,              Report on Form 10-K for the
       Metropolitan Realty Corporation,      fiscal year ending December 31.
       and Buhl Realty Company               1991. Commission File No.
                                             1-9450

10.3   First lease amendment to Buhl         Exhibit 10.6 to Metropolitan
       Building Lease dated May 14, 1992     Realty Corporation's Annual
       between the Company and Buhl Realty   Report on Form 10-K for the
       Company                               fiscal year ending December 31,
                                             1992, Commission File No.
                                             1-9450

10.4   Second lease amendment to Buhl        Exhibit 10.8 to Metropolitan
       Building lease dated May 14, 1992     Realty Corporation's Annual
       between the Company and Buhl Realty   Report on Form 10-K for the
       Company                               fiscal year ending December 31,
                                             1993, Commission File No.
                                             1-9450

16     Letter dated December 5, 1997 from    Exhibit 16 to Metropolitan
       Cooper's & Lybrand, L.L.P.            Realty Company's current report
       regarding change in certifying        on Form 8-K for the fiscal year
       accountant                            ending December 5, 1997,
                                             Commission File No. 33-99694

24     Powers of Attorney                                                             X        E-2

                                 E-1