Form 10-Q
period 1998-03-31
METROPOLITAN REALTY CO LLC
filed 1998-05-15
CIK 1003951

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

                                      OR

[  ] QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from           to
                                                        ----------   ----------

                         Commission File No. 33-99694

                     METROPOLITAN REALTY COMPANY, L.L.C.
            (Exact name of registrant as specified in its charter)

       Delaware                                              38-3260057
      (State of                                          (I.R.S. Employer
     incorporation)                                     Identification No.)

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

                                 Yes __X_  No ____

There is no established public trading market for the Company's Class A Membership Interests and Class B Membership Interests.

Item 1. Financial Statements

                     METROPOLITAN REALTY COMPANY, L.L.C.
                                BALANCE SHEET

                                                 March 31, 1998                                 December 31, 1997
                                    -------------------------------------------    --------------------------------------------
                                       Class A          Class B                       Class A        Class B
                                     Membership       Membership                    Membership     Membership
                                      Interests        Interests        Total        Interests      Interests          Total
                                     ----------       ----------        -----       ----------     ----------          -----
            Assets
Cash and cash equivalents           $    850,387    $  1,378,058   $  2,228,445    $  3,782,819    $  1,541,231    $  5,324,050
Investment securities                 16,421,826      21,194,484     37,616,310      13,121,617      20,984,251      34,105,868
Mortgage notes receivable:
     Unaffiliated                     22,643,574         614,503     23,258,077      23,801,098            --        23,801,098
     Affiliated                        4,131,299            --        4,131,299       4,141,997            --         4,141,997
     Allowance for loan losses        (1,384,837)           --       (1,384,837)     (1,384,837)           --        (1,384,837)
                                    ------------    ------------   ------------    ------------    ------------    ------------
          Total mortgage notes
            receivable                25,390,036         614,503     26,004,539      26,558,258            --        26,558,258

Accrued interest and other
  receivables                            299,339          93,157        392,496         325,874          94,396         420,270
Other assets                              74,706            --           74,706          11,132            --            11,132
Organization costs, net
  of accumulated amortization
  of $112,252 and 90,214 at
  March 31, 1998 and
  December 31, 1997                         --           334,600        334,600            --           356,638         356,638
                                    ------------    ------------   ------------    ------------    ------------    ------------
          Total assets              $ 43,036,294    $ 23,614,802   $ 66,651,096    $ 43,799,700    $ 22,976,516    $ 66,776,216
                                    ============    ============   ============    ============    ============    ============

  Liabilities and Members' Equity
Liabilities
     Accounts payable               $    103,547    $     36,490   $    140,037    $    106,547    $     14,130    $    120,677
     Due to (from)                      (553,525)        553,525           --            42,028         (42,028)           --
     Deferred income                      31,943          63,886         95,829          22,500          45,000          67,500
     Deposits from borrowers
       for property taxes                107,237            --          107,237         114,431            --           114,431
     Other                                   190            --              190             883            --               883
                                    ------------    ------------   ------------    ------------    ------------    ------------
          Total liabilities             (310,608)        653,901        343,293         286,389          17,102         303,491

Members' Equity
     Class A members' equity          43,391,676            --       43,391,676      43,564,552            --        43,564,552
     Class B members' equity                --        22,954,400     22,954,400            --        22,936,275      22,936,275
     Unrealized holding
       gains (losses)
       on marketable securities
       available for sale                (44,774)          6,501        (38,273)        (51,241)         23,139         (28,102)
                                    ------------    ------------   ------------    ------------    ------------    ------------
          Total members' equity       43,346,902      22,960,901     66,307,803      43,513,311      22,959,414      66,472,725
                                    ------------    ------------   ------------    ------------    ------------    ------------
          Total liabilities and
            members' equity         $ 43,036,294    $ 23,614,802   $ 66,651,096    $ 43,799,700    $ 22,976,516    $ 66,776,216
                                    ============    ============   ============    ============    ============    ============

                     METROPOLITAN REALTY COMPANY, L.L.C.
                           STATEMENT OF OPERATIONS

                            Three months ended March 31, 1998       Three months ended March 31, 1997
                            ---------------------------------       ---------------------------------
                              Class A      Class B                   Class A      Class B
                            Membership   Membership                Membership   Membership
                             Interests    Interests      Total      Interests    Interests      Total
                            ----------   ----------      -----     ----------   ----------      -----
Revenue
  Interest income:
    From mortgage
      notes, unaffiliated   $  569,698   $    1,935   $  571,633   $  672,310   $     --     $  672,310
    From mortgage
      notes, affiliated         94,375         --         94,375       95,310         --         95,310
  Investment income            314,522      354,848      669,370      225,275      388,772      614,047
  Miscellaneous income          12,425         --         12,425       35,263         --         35,263
                            ----------   ----------   ----------   ----------   ----------   ----------
        Total revenue          991,020      356,783    1,347,803    1,028,158      388,772    1,416,930

Operating Expenses
  General and
    administrative              84,878       22,693      107,571      149,681        8,430      158,111
  Amortization of
    organization costs            --         22,038       22,038         --         20,188       20,188
                            ----------   ----------   ----------   ----------   ----------   ----------
        Total operating
          expenses              84,878       44,731      129,609      149,681       28,618      178,299
                            ----------   ----------   ----------   ----------   ----------   ----------
Net Investment Income       $  906,142   $  312,052   $1,218,194   $  878,477   $  360,154   $1,238,631
                            ==========   ==========   ==========   ==========   ==========   ==========
                                   Year Ended December 31, 1997
                                ----------------------------------
                                  Class A      Class B
                                Membership   Membership
                                 Interests    Interests      Total
                                ----------   ----------      -----
Revenue
  Interest income:
    From mortgage
      notes, unaffiliated      $2,615,038   $     --     $2,615,038
    From mortgage
      notes, affiliated           385,097         --        385,097
  Investment income             1,054,563    1,398,505    2,453,068
  Miscellaneous income            241,501        5,667      247,168
                               ----------   ----------   ----------
        Total revenue           4,296,199    1,404,172    5,700,371

Operating Expenses
  General and
    administrative                483,695       40,634      524,329
  Amortization of
    organization costs               --         84,631       84,631
                               ----------   ----------   ----------
        Total operating
          expenses                483,695      125,265      608,960
                               ----------   ----------   ----------
Net Investment Income          $3,812,504   $1,278,907   $5,091,411
                               ==========   ==========   ==========

                     METROPOLITAN REALTY COMPANY, L.L.C.
                   STATEMENT OF CHANGES IN MEMBERS' EQUITY

                               Unrealized Holding           Members' Equity
                                Gains (Losses) on    -------------------------------      Total Members'
                              Investment Securities     Class A           Class B             Equity
                              ---------------------     -------           -------         --------------
Balance - December 31, 1996       $    (39,758)      $ 42,208,569       $ 22,568,593       $ 64,737,404

Net investment income                     --            3,812,504          1,278,907          5,091,411

Transfer of member interest               --               81,688               --               81,688

Distributions                             --           (2,538,209)          (911,225)        (3,449,434)

Change in unrealized holding
  gains (losses) on
  investment securities                 11,656               --                 --               11,656
                                  ------------       ------------       ------------       ------------

Balance - December 31, 1997       $    (28,102)      $ 43,564,552       $ 22,936,275       $ 66,472,725

Net investment income                     --              906,142            312,052          1,218,194

Distributions                             --           (1,079,018)          (293,927)        (1,372,945)

Change in unrealized holding
  gains (losses) on
  investment securities                (10,171)              --                 --              (10,171)
                                  ------------       ------------       ------------       ------------

Balance - March 31, 1998          $    (38,273)      $ 43,391,676       $ 22,954,400       $ 66,307,803
                                  ============       ============       ============       ============

                     METROPOLITAN REALTY COMPANY, L.L.C.
                           STATEMENT OF CASH FLOWS

                                                  Three months ended March 31
                                                  ---------------------------
                                                      1998             1997
                                                      ----             ----
Cash Flows from Operating Activities
  Net investment income                           $  1,218,194    $  1,238,631
  Adjustments to reconcile net
    investment income to net cash
    from operating activities:
      Depreciation and amortization expense             22,647           6,167
      Loss on sale of investment securities                979           5,905
      Decrease (increase) in assets:
        Accrued interest and other receivables          27,774        (344,613)
        Other assets                                   (64,183)        (23,854)
      Increase (decrease) in liabilities:
        Accounts payable                                19,360         (36,931)
        Other liabilities                               20,442          22,595
                                                  ------------    ------------

          Total adjustments                             27,019        (370,731)
                                                  ------------    ------------

          Net cash provided by operating
            activities                               1,245,213         867,900

Cash Flows from Investing Activities
  Purchases of investment securities                (3,592,547)    (21,283,449)
  Collections of principal from investment
    securities                                          70,955       3,394,520
  Net change in loans                                  553,719        (393,859)
                                                  ------------    ------------
          Net cash used in investing activities     (2,967,873)    (18,282,788)

Cash Flows from Financing Activities
  Payment to minority stockholders                        --        (1,843,384)
  Distributions paid to members                     (1,372,945)           --
                                                  ------------    ------------

          Net cash used in financing activities     (1,372,945)     (1,843,384)
                                                  ------------    ------------

Net Decrease in Cash and Cash Equivalents           (3,095,605)    (19,258,272)

Cash and Cash Equivalents - Beginning of period      5,324,050      23,361,679
                                                  ------------    ------------

Cash and Cash Equivalents - End of period         $  2,228,445    $  4,103,407
                                                  ============    ============

                     METROPOLITAN REALTY COMPANY, L.L.C.
                        Notes to Financial Statements

1. BASIS OF PRESENTATION
------------------------

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that would be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997.

    The accompanying financial statements for the three months ended March 31, 1997 reflect certain reclassifications to be consistent with the presentation adopted for the three months ended March 31, 1998.

2. INCOME TAXES
---------------

    As a limited liability company, it is intended that the Company will be classified as a partnership for federal income tax purposes and, as such, it generally will be treated as a "pass-through" entity that is not subject to federal income tax. Accordingly, no provision for income taxes has been made for the three months ended March 31, 1998.

3. DISTRIBUTIONS
----------------

    In accordance with the terms of the Company's Operating Agreement, Class A and Class B members will receive pro rata quarterly distributions of cash income, less expenses, from their respective class of net assets within 90 days after the end of each fiscal quarter. The Company's Operating Agreement also provides for the pass through to Class A members (commencing in the year 2001, if elected) and Class B members (commencing in the year 2000), from their respective classes of net assets, of principal returned with respect to real estate investments and any cash and cash equivalents which have not been invested in real estate investments. All distributions are subject to a determination by the Managing Board that the Company will have sufficient cash on hand to meet its current and anticipated needs to fulfill its business purpose.

4. INDIRECT GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------------------

    In accordance with the terms of the Company's Operating Agreement, indirect general and administrative expenses are allocated between Class A Membership Interests and Class B Membership Interests generally in proportion to their respective outstanding mortgage loans compared to total mortgage loans.

Item 2. Management's Discussion and Analysis Of Financial Condition And Results Of Operation

Overview
--------

The Company intends to continue to invest its available funds at competitive rates in mortgage loans to real estate projects located in southeastern Michigan. Cycles in the local and national economy have affected and will continue to affect the Company's ability to invest its remaining funds in mortgage loans and the yields attainable on such investments. While the Company expects to have the balance of its available assets fully invested in mortgage loans by the end of 1999, management will continue its prudent approach of approving funding only for those loans which meet the Company's underwriting criteria.

Funds that have not yet been invested in mortgage loans are primarily invested in marketable securities until needed for the Company's operations or investments in mortgage loans. Income and principal received with respect to the Company's investments in mortgage loans are also invested in marketable securities pending distribution to members or reinvestments in mortgage loans.

Class A Assets and Class B Assets
---------------------------------

As a result of the restructuring effective December 6, 1996, the Company reports its financial condition and results of operations by segregating all information into Class A Membership Interests and Class B Membership Interests. Each class is distinguished by its differing member composition.

Financial Condition and Results of Operation, Class A Membership Interests
--------------------------------------------------------------------------

Net investment income for the three months ended March 31, 1998 was $906,142 versus $878,477 in the same period in 1997 - a 3% increase. For the same three month period, operating expenses decreased from $149,681 to $84,878 - a 43% decrease. The decrease is a result of lower professional fees and to a lesser extent the indirect general and administrative expense allocation formula as set forth in the Company's Operating Agreement.

The allowance for loan losses remains at $1,384,837 - unchanged since December 31, 1997. Management reviews, on a regular basis, factors which may adversely affect its mortgage loans, including occupancy levels, rental rates and property values. It is possible that economic conditions in southeastern Michigan, and the nation in general, may adversely affect certain of the Company's loan assets. After evaluation of the loan portfolio and the associated allowance for loan losses, management deemed the allowance of $1,384,837 adequate to cover any potential future write-offs of loan assets.

The liquid assets of the Class A Membership Interests, including cash and investment securities, increased from $16,904,436 at December 31, 1997 to $17,272,213 at March 31, 1998. This resulted from loan repayments received by the Company partially offset by new loans issued.

The Company makes quarterly distributions of net income in accordance with the Operating Agreement of the Company. During March of 1998, the Company distributed approximately $1,079,000 to Class A Members relating to fourth quarter 1997 cash income.

Management is not aware of any material unrecorded liabilities or contingencies relating to Class A Membership Interests.

Financial Condition and Results of Operation Class B Membership Interests
-------------------------------------------------------------------------

Net investment income for the three months ended March 31, 1998 was $312,052 versus $360,154 in the same period in 1997 - a 13% decrease. For the same three month period, general and administrative expenses increased from $8,430 to $22,693. The increase is a result of the indirect general and administrative expense allocation formula as set forth in the Company's Operating Agreement and costs associated with the origination of two new loans.

No loan loss allowance has been recorded relating to the two loans in the Class B membership pool at March 31, 1998. Management will continually review any potential adverse factors which may affect these mortgage loans and record a loan loss reserve if, and when, this analysis indicates that a loan loss reserve is appropriate.

The liquid assets of the Class B Membership Interests, including cash and investment securities, increased from $22,094,755 at December 31, 1997 to $22,572,542 at March 31, 1998. This increase was offset by the increase in the amount due to Class A which was settled in April, 1998.

The Company makes quarterly distributions of net income in accordance with the Operating Agreement of the Company. During March of 1998, the Company distributed approximately $294,000 to Class B Members relating to fourth quarter 1997 cash income.

Certain organization costs of the Class B Investment pool have been capitalized at cost and will be amortized over five years. Net organization costs at March 31, 1998 totaled $334,600.

Management is not aware of any material unrecorded liabilities or contingencies relating to Class B Membership Interests.

Future Business Prospects
-------------------------

Since the Company conducts all of its business in southeastern Michigan, the future financial results of the Company are highly dependent on the local economy in general and the real estate market specifically in southeastern Michigan. In recent years, the local economy has been very strong with an influx of new real estate developments. Consequently, the Company is receiving a significant increase in mortgage applications versus historical averages. At March 31, 1998, the Company had outstanding loan commitments of $7,687,433.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 1998

METROPOLITAN REALTY COMPANY, L.L.C.

By:            /s/ Robert G. Jackson
               ----------------------------
               Robert G. Jackson, President
               (Principal Executive Officer and Principal Financial Officer)