Form 10-Q
period 1998-06-30
METROPOLITAN REALTY CO LLC
filed 1998-08-14
CIK 1003951

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

                                      OR

[ ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from         to
                                                        --------    --------


                         Commission File No. 33-99694

                     METROPOLITAN REALTY COMPANY, L.L.C.
            (Exact name of registrant as specified in its charter)

       Delaware                                       38-3260057
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

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     METROPOLITAN REALTY COMPANY, L.L.C.
                        BALANCE SHEET (000's Omitted)

                                                               June 30, 1998                   December 31, 1997
                                                    -------------------------------    --------------------------------
                                                      Class A    Class B                 Class A     Class B
                                                    Membership  Membership             Membership  Membership
                                                     Interests  Interests     Total     Interests   Interests     Total
                                                    ----------  ----------    -----    ----------  ----------     -----
                           Assets
Cash and cash equivalents                            $ 11,057    $  1,377   $ 12,434    $  3,783    $  1,541    $  5,324
Investment securities                                  11,706      20,463     32,169      13,121      20,985      34,106
Mortgage notes receivable:
   Unaffiliated                                        21,444       1,444     22,888      23,801        --        23,801
   Affiliated                                            --          --         --         4,142        --         4,142
   Allowance for loan losses                           (1,385)       --       (1,385)     (1,385)       --        (1,385)
                                                     --------    --------   --------    --------    --------    --------
          Total mortgage notes receivable              20,059       1,444     21,503      26,558        --        26,558

Accrued interest and other receivables                    277         101        378         327          94         421
Other assets                                               78        --           78          11        --            11
Organization costs, net of accumulated
   amortization of $134 at June 30, 1998
   and $90 at December 31, 1997                          --           312        312        --           356         356
                                                     --------    --------   --------    --------    --------    --------
          Total assets                               $ 43,177    $ 23,697   $ 66,874    $ 43,800    $ 22,976    $ 66,776
                                                     ========    ========   ========    ========    ========    ========

               Liabilities and Members' Equity
Liabilities
   Accounts payable                                  $     56    $     14   $     70    $    107    $     13    $    120
   Due to (from)                                         (542)        542       --            41         (41)       --
   Deferred income                                        109         219        328          23          45          68
   Deposits from borrowers for property taxes             153        --          153         114        --           114
   Other                                                    1        --            1           1        --             1
                                                     --------    --------   --------    --------    --------    --------
          Total liabilities                              (223)        775        552         286          17         303

Members' Equity
   Class A members' equity                             43,406        --       43,406      43,565        --        43,565
   Class B members' equity                               --        22,909     22,909        --        22,936      22,936
   Unrealized holding gains (losses) on marketable
      securities available for sale                        (6)         13          7         (51)         23         (28)
                                                     --------    --------   --------    --------    --------    --------
          Total members' equity                        43,400      22,922     66,322      43,514      22,959      66,473
                                                     --------    --------   --------    --------    --------    --------
          Total liabilities and members' equity      $ 43,177    $ 23,697   $ 66,874    $ 43,800    $ 22,976    $ 66,776
                                                     ========    ========   ========    ========    ========    ========

                     METROPOLITAN REALTY COMPANY, L.L.C.
                   STATEMENT OF OPERATIONS (000's Omitted)

                                             Three months ended               Three months ended
                                                June 30, 1998                    June 30, 1997
                                       -------------------------------   ------------------------------
                                        Class A     Class B               Class A     Class B
                                       Membership  Membership            Membership  Membership
                                       Interests   Interests    Total    Interests   Interests    Total
                                       ----------  ----------   -----    ----------  ----------   -----
Revenue
  Interest income:
    From mortgage notes, unaffiliated     $  583     $   21     $  604     $  649     $ --       $  649
    From mortgage notes, affiliated           10       --           10         96       --           96
  Investment income                          285        336        621        274        262        536
  Miscellaneous income                        60          3         63         40       --           40
                                          ------     ------     ------     ------     ------     ------

          Total revenue                      938        360      1,298      1,059        262      1,321

Operating Expenses
  General and administrative                  55          7         62         89         10         99
  Amortization of organization costs        --           22         22       --           20         20
                                          ------     ------     ------     ------     ------     ------

          Total operating expenses            55         29         84         89         30        119
                                          ------     ------     ------     ------     ------     ------

Net Investment Income                     $  883     $  331     $1,214     $  970     $  232     $1,202
                                          ======     ======     ======     ======     ======     ======
                                              Six months ended                 Six months ended
                                                June 30, 1998                    June 30, 1997
                                       -------------------------------   ------------------------------
                                        Class A     Class B               Class A     Class B
                                       Membership  Membership            Membership  Membership
                                       Interests   Interests    Total    Interests   Interests    Total
                                       ----------  ----------   -----    ----------  ----------   -----

Revenue
  Interest income:
    From mortgage notes, unaffiliated     $1,152     $   23     $1,175     $1,322     $ --       $1,322
    From mortgage notes, affiliated          105       --          105        191       --          191
  Investment income                          612        712      1,324        498        651      1,149
  Miscellaneous income                        72          3         75         75       --           75
                                          ------     ------     ------     ------     ------     ------

          Total revenue                    1,941        738      2,679      2,086        651      2,737

Operating Expenses
  General and administrative                 151         51        202        239         18        257
  Amortization of organization costs        --           44         44       --           40         40
                                          ------     ------     ------     ------     ------     ------

          Total operating expenses           151         95        246        239         58        297
                                          ------     ------     ------     ------     ------     ------

Net Investment Income                     $1,790     $  643     $2,433     $1,847     $  593     $2,440
                                          ======     ======     ======     ======     ======     ======

                     METROPOLITAN REALTY COMPANY, L.L.C.
          STATEMENT OF CHANGES IN MEMBERS' EQUITY (000's Omitted)

                                                                Members' Equity
                                                            -----------------------
                                     Unrealized Holding
                                     Gains (Losses) on
                                         Investment                                      Total Members'/
                                         Securities         Class A         Class B   Stockholders' Equity
                                     -------------------    -------         -------   --------------------
Balance - December 31, 1996               $    (40)        $ 42,209         $ 22,568         $ 64,737

Net investment income                         --              3,813            1,279            5,092

Transfer of member interest                   --                 82             --                 82

Distributions                                 --             (2,539)            (911)          (3,450)

Change in unrealized holding gains
  (losses) on investment securities             12             --               --                 12
                                          --------         --------         --------         --------

Balance - December 31, 1997               $    (28)        $ 43,565         $ 22,936         $ 66,473

Net investment income                         --              1,789              643            2,432

Distributions                                 --             (1,948)            (670)          (2,618)

Change in unrealized holding gains
  (losses) on investment securities             35             --               --                 35
                                          --------         --------         --------         --------

Balance - June 30, 1998                   $      7         $ 43,406         $ 22,909         $ 66,322
                                          ========         ========         ========         ========

                     METROPOLITAN REALTY COMPANY, L.L.C.
                    STATEMENT OF CASH FLOWS (000's Omitted)


                                                         Six months ended June 30
                                                         ------------------------
                                                             1998        1997
                                                             ----        ----
Cash Flows from Operating Activities
  Net investment income                                    $  2,432    $  2,440
  Adjustments to reconcile net investment income to
    net cash from operating activities:
      Depreciation and amortization expense                      46          15
      Other                                                      46           9
      Decrease (increase) in assets:
        Accrued interest and other receivables                   42        (326)
        Other assets                                            (68)        (15)
      Increase (decrease) in liabilities:
        Accounts payable                                        (50)         13
        Other liabilities                                        38          77
                                                           --------    --------

               Total adjustments                                 54        (227)
                                                           --------    --------

               Net cash provided by operating activities      2,486       2,213

Cash Flows from Investing Activities
  Purchases of investment securities                        (12,345)    (23,326)
  Collections of principal from investment securities        14,271       3,648
  Net change in loans                                         5,316         (86)
  Capital expenditures                                         --            (4)
                                                           --------    --------

               Net cash provided by (used in)
                 investing activities                         7,242     (19,768)

Cash Flows from Financing Activities
  Payment to minority stockholders                             --        (1,848)
  Distributions paid to members                              (2,618)     (1,018)
                                                           --------    --------

               Net cash used in financing activities         (2,618)     (2,866)
                                                           --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents          7,110     (20,421)

Cash and Cash Equivalents - Beginning of period               5,324      23,362
                                                           --------    --------

Cash and Cash Equivalents - End of period                  $ 12,434    $  2,941
                                                           ========    ========

                     METROPOLITAN REALTY COMPANY, L.L.C.
             STATEMENT OF COMPREHENSIVE INCOME (000's Omitted)

                                 Three months ended June 30, 1998          Three months ended June 30, 1997
                              ------------------------------------      ------------------------------------
                               Class A       Class B                      Class A       Class B
                              Membership    Membership                   Membership    Membership
                              Interests     Interests       Total        Interests     Interests       Total
                              ---------     ----------      -----        ----------    ----------      -----
Net Investment Income           $  883        $  331        $1,214        $  970        $  232        $1,202

 Other Comprehensive
   Income (Loss):
     Unrealized holding gain
       loss for period, net
       of tax                       39             6            45            61            89           150
                                ------        ------        ------        ------        ------        ------

 Comprehensive Income           $  922        $  337        $1,259        $1,031        $  321        $1,352
                                ======        ======        ======        ======        ======        ======

                                   Six months ended June 30, 1998            Six months ended June 30, 1997
                                ------------------------------------      ------------------------------------
                                 Class A       Class B                      Class A       Class B
                                Membership    Membership                   Membership    Membership
                                Interests     Interests       Total        Interests     Interests       Total
                                ---------     ----------      -----        ----------    ----------      -----
Net Investment Income            $ 1,790        $   643       $ 2,433        $ 1,848       $   593      $ 2,441

 Other Comprehensive
   Income (Loss):
     Unrealized holding gain
       loss for period, net
       of tax                         45            (10)           35             (7)           14            7
                                 -------        -------       -------        -------       -------      -------

 Comprehensive Income            $ 1,835        $   633       $ 2,468        $ 1,841       $   607      $ 2,448
                                 =======        =======       =======        =======       =======      =======

                     METROPOLITAN REALTY COMPANY, L.L.C.

                        Notes to Financial Statements

1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that would be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997.

      The accompanying financial statements for the six months ended June 30, 1997 reflect certain reclassifications to be consistent with the presentation adopted for the six months ended June 30, 1998.

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on securities available for sale to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

2.    INCOME TAXES

      As a limited liability company, it is intended that the Company will be classified as a partnership for federal income tax purposes and, as such, it generally will be treated as a "pass-through" entity that is not subject to federal income tax. Accordingly, no provision for income taxes has been made for the periods presented.

3.    DISTRIBUTIONS

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

Interim Financial Statements

The Interim Financial Statements furnished include all adjustments which, in the opinion of management, are necessary to reflect fair statements of the results for the interim period presented and are recurring in nature.

Financial Condition and Results of Operation, Class A Membership Interests

Net investment income for the three months ended June 30, 1998 was $883,000 versus $970,000 in the same period in 1997 - a 9% decrease.

The allowance for loan losses remains at $1,385,000 - unchanged since December 31, 1997. Management reviews, on a regular basis, factors which may adversely affect its mortgage loans, including occupancy levels, rental rates and property values. It is possible that economic conditions in southeastern Michigan, and the nation in general, may adversely affect certain of the Company's loan assets. After evaluation of the loan portfolio and the associated allowance for loan losses, management deemed the allowance of $1,385,000 adequate to cover any potential future write-offs of loan assets.

The liquid assets of the Class A Membership Interest, including cash and investment securities, increased from $16,904,000 at December 31, 1997 to $22,763,000 at June 30, 1998. This resulted from loan repayments received by the Company partially offset by new loans issued.

The Company makes quarterly distributions of net income in accord with the Operating Agreement of the Company. During June of 1998, the Company distributed approximately $869,000 to Class A Membership Interests relating to first quarter 1998 cash income.

Management is not aware of any material unrecorded liabilities or contingencies relating to Class A Membership Interests.

Financial Condition and Results of Operation, Class B Membership Interests

Net investment income for the three months ended June 30, 1998 was $331,000 versus $232,000 in the same period in 1997 - a 43% increase. This resulted from a change in investment strategy and an overall increase in yield.

No loan loss allowance has been recorded relating to the loans in the Class B membership pool at June 30, 1998. Management will continually review any potential adverse factors which may affect these mortgage loans and record a loan loss reserve if, and when, this analysis indicates that a loan loss reserve is appropriate.

The Company makes quarterly distributions of net income in accord with the Operating Agreement of the Company. During June of 1998, the Company distributed approximately $376,000 to Class B Membership Interests relating to first quarter 1998 cash income.

Certain organization costs of the Class B Investment pool have been capitalized at cost and will be amortized over five years. Net organization costs at June 30, 1998 totaled $312,000.

Management is not aware of any material unrecorded liabilities or contingencies relating to Class B Membership Interests.

Future Business Prospects

Since the Company conducts all of its business in southeastern Michigan, the future financial results of the Company are highly dependent on the local economy in general and the real estate market specifically in southeastern Michigan. In recent years, the local economy has been very strong with an influx of new real estate developments. Consequently, the Company is receiving a significant increase in mortgage applications versus historical averages. At June 30, 1998, the Company had outstanding loan commitments of $28,000,000.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 1998

METROPOLITAN REALTY COMPANY, L.L.C.

By:     /s/ Robert G. Jackson
        ----------------------------
        Robert G. Jackson, President
        (Principal Executive Officer and Principal Financial Officer)