Form 10-Q
period 1998-09-30
METROPOLITAN REALTY CO LLC
filed 1998-11-12
CIK 1003951

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

                                      OR

[  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the transition period from
      _________________________ to __________________________


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

                           Yes  __X__         No  _____

   There is no established public trading market for the Company's Class A Membership Interests and Class B Membership Interests.

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     METROPOLITAN REALTY COMPANY, L.L.C.
                        BALANCE SHEET (000's Omitted)

                                                       September 30, 1998                       December 31, 1997
                                             ------------------------------------     -------------------------------------
                                              Class A       Class B                    Class A       Class B
                                             Membership    Membership                 Membership    Membership
                                             Interests     Interests      Total       Interests     Interests        Total
                                             ----------    ----------     -----       ----------    ----------       -----
                Assets
Cash and cash equivalents                     $  2,957      $     17     $  2,974      $  3,783      $  1,541      $  5,324
Investment securities                           15,203        15,480       30,683        13,121        20,985        34,106
Mortgage notes receivable:
  Unaffiliated                                  24,573         9,301       33,874        23,801          --          23,801
  Affiliated                                      --            --           --           4,142          --           4,142
Allowance for loan losses                       (1,385)         --         (1,385)       (1,385)         --          (1,385)
                                              --------      --------     --------      --------      --------      --------
Total mortgage notes receivable                 23,188         9,301       32,489        26,558          --          26,558

Accrued interest and other receivables             227           139          366           327            94           421
Other assets                                        71          --             71            11          --              11
Organization costs, net of accumulated
  amortization of $156 at
  September 30, 1998 and $90
  at December 31, 1997                            --             290          290          --             356           356
                                              --------      --------     --------      --------      --------      --------
Total assets                                  $ 41,646      $ 25,227     $ 66,873      $ 43,800      $ 22,976      $ 66,776
                                              ========      ========     ========      ========      ========      ========

    Liabilities and Members' Equity
Liabilities
Accounts payable                              $    122      $     39     $    161      $    107      $     13      $    120
Due to (from)                                   (2,015)        2,015         --              41           (41)         --
Deferred income                                     20            41           61            23            45            68
Deposits from borrowers for property taxes         103          --            103           114          --             114
Other                                                2          --              2             1          --               1
                                              --------      --------     --------      --------      --------      --------
Total liabilities                               (1,768)        2,095          327           286            17           303

Members' Equity
Class A members' equity                         43,242          --         43,242        43,565          --          43,565
Class B members' equity                           --          22,939       22,939          --          22,936        22,936
Unrealized holding gains
  (losses) on marketable
  securities available for sale                    172           193          365           (51)           23           (28)
                                              --------      --------     --------      --------      --------      --------
Total members' equity                           43,414        23,132       66,546        43,514        22,959        66,473
                                              --------      --------     --------      --------      --------      --------
Total liabilities and members' equity         $ 41,646      $ 25,227     $ 66,873      $ 43,800      $ 22,976      $ 66,776
                                              ========      ========     ========      ========      ========      ========

                     METROPOLITAN REALTY COMPANY, L.L.C.
                   STATEMENT OF OPERATIONS (000's Omitted)


                                         Three months ended             Three months ended            Nine months ended
                                         September 30, 1998             September 30, 1997            September 30, 1998
                                    ----------------------------   ----------------------------  ----------------------------
                                     Class A    Class B             Class A    Class B            Class A    Class B
                                    Membership Membership          Membership Membership         Membership Membership
                                    Interests  Interests   Total   Interests  Interests   Total  Interests  Interests   Total
                                    ---------- ----------  -----   ---------- ----------  -----  ---------- ----------  -----
Revenue
Interest income:
From mortgage notes, unaffiliated     $  567    $  122    $  689    $  670    $ --      $  670    $1,719    $  146    $1,865
From mortgage notes, affiliated         --        --        --          97      --          97       105      --         105
Investment income                        286       246       532       211       376       587       898       958     1,856
Miscellaneous income                       6      --           6         8         5        13        78         3        81
                                      ------    ------    ------    ------    ------    ------    ------    ------    ------

Total revenue                            859       368     1,227       986       381     1,367     2,800     1,107     3,907

Operating Expenses
General and administrative                82        16        98       122         8       130       233        67       300
Amortization of organization costs      --          22        22      --          22        22      --          67        67
                                      ------    ------    ------    ------    ------    ------    ------    ------    ------

Total operating expenses                  82        38       120       122        30       152       233       134       367
                                      ------    ------    ------    ------    ------    ------    ------    ------    ------

Net Investment Income                 $  777    $  330    $1,107    $  864    $  351    $1,215    $2,567    $  973    $3,540
                                      ======    ======    ======    ======    ======    ======    ======    ======    ======

                                         777       330     1,107       863       351     1,214     2,567       973     3,540

                                                Nine months ended
                                                September 30, 1997
                                       ------------------------------------
                                        Class A      Class B
                                       Membership   Membership
                                       Interests    Interests        Total
                                       ----------   ----------       -----
Revenue
Interest income:
From mortgage notes, unaffiliated     $    1,992    $     --      $    1,992
From mortgage notes, affiliated              288          --             288
Investment income                            710         1,027         1,737
Miscellaneous income                          83             5            88
                                      ----------    ----------    ----------

Total revenue                              3,073         1,032         4,105

Operating Expenses
General and administrative                   361            26           387
Amortization of organization costs          --              62            62
                                      ----------    ----------    ----------

Total operating expenses                     361            88           449
                                      ----------    ----------    ----------

Net Investment Income                 $    2,712    $      944    $    3,656
                                      ==========    ==========    ==========

                                           2,712           944         3,656

                     METROPOLITAN REALTY COMPANY, L.L.C.
           STATEMENT OF CHANGES IN MEMBERS' EQUITY (000's Omitted)

                                                          Members' Equity
                                                 --------------------------------
                                                  Class A    Class B
                                                  -------    -------
Balance - December 31, 1996          $    (40)   $ 42,209    $ 22,568    $ 64,737

Net investment income                    --         3,813       1,279       5,092

Transfer of member interest              --            82        --            82

Distributions                            --        (2,539)       (911)     (3,450)

Change in unrealized holding gains
(losses) on investment securities          12        --          --            12
                                     --------    --------    --------    --------

Balance - December 31, 1997          $    (28)   $ 43,565    $ 22,936    $ 66,473

Net investment income                    --         2,567         973       3,540

Distributions                            --        (2,890)       (970)     (3,860)

Change in unrealized holding gains
(losses) on investment securities         393        --          --           393
                                     --------    --------    --------    --------

Balance - September 30, 1998         $    365    $ 43,242    $ 22,939    $ 66,546
                                     ========    ========    ========    ========

                     METROPOLITAN REALTY COMPANY, L.L.C.
                   STATEMENT OF CASH FLOWS (000's Omitted)

                                                               Nine months ended
                                                                 September 30
                                                             --------------------
                                                               1998         1997
                                                               ----         ----
Cash Flows from Operating Activities
Net investment income                                        $  3,540    $  3,656
Adjustments to reconcile net investment income to net cash
  from operating activities:
    Depreciation and amortization expense                          69          29
    Other                                                          34         (56)
Decrease (increase) in assets:
  Accrued interest and other receivables                           55         (48)
  Other assets                                                    (63)        (40)
Increase (decrease) in liabilities:
  Accounts payable                                                 41         (44)
  Other liabilities                                               (10)        (47)
                                                             --------    --------

Total adjustments                                                 126        (206)
                                                             --------    --------

Net cash provided by operating activities                       3,666       3,450

Cash Flows from Investing Activities
Purchases of investment securities                            (19,243)    (40,487)
Collections of principal from investment securities            23,025      21,218
Net change in loans                                            (5,938)       (622)
Capital expenditures                                             --            (4)
                                                             --------    --------

Net cash used in investing activities                          (2,156)    (19,895)

Cash Flows from Financing Activities
Payment to minority stockholders                                 --        (1,848)
Distributions paid to members                                  (3,860)     (2,210)
                                                             --------    --------

Net cash used in financing activities                          (3,860)     (4,058)
                                                             --------    --------

Net Decrease in Cash and Cash Equivalents                      (2,350)    (20,503)

Cash and Cash Equivalents - Beginning of period                 5,324      23,362
                                                             --------    --------

Cash and Cash Equivalents - End of period                    $  2,974    $  2,859
                                                             ========    ========

                     METROPOLITAN REALTY COMPANY, L.L.C.
              STATEMENT OF COMPREHENSIVE INCOME (000's Omitted)

                                 Three months ended               Three months ended
                                 September 30, 1998               September 30, 1997
                            ----------------------------     ----------------------------
                             Class A    Class B               Class A    Class B
                            Membership Membership            Membership Membership
                            Interests  Interests   Total     Interests  Interests   Total
                            ---------- ----------  -----     ---------- ----------  -----

Net Investment Income       $  777     $  330     $1,107     $  864     $  351      $1,215

Other Comprehensive
Income (Loss):
Unrealized holding gain
loss for period, net of
tax                            178        180        358         29         (6)         23
                            ------     ------     ------     ------     ------      ------

Comprehensive Income        $  955     $  510     $1,465     $  893     $  345      $1,238
                            ======     ======     ======     ======     ======      ======

                                   Nine months ended                        Nine months ended
                                   September 30, 1998                       September 30, 1997
                           ----------------------------------      ---------------------------------
                            Class A      Class B                    Class A      Class B
                           Membership   Membership                 Membership   Membership
                           Interests    Interests       Total      Interests    Interests      Total
                           ----------   ----------      -----      ----------   ----------     -----
Net Investment Income        $2,567       $  973       $3,540       $2,712       $  944       $3,656

Other Comprehensive
Income (Loss):
Unrealized holding gain
loss for period, net of
tax                             223          170          393           24            8           32
                             ------       ------       ------       ------       ------       ------

Comprehensive Income         $2,790       $1,143       $3,933       $2,736       $  952       $3,688
                             ======       ======       ======       ======       ======       ======

                     METROPOLITAN REALTY COMPANY, L.L.C.

                        Notes to Financial Statements

1.   BASIS OF PRESENTATION
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that would be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997.

     The accompanying financial statements for the nine months ended September 30, 1997 reflect certain reclassifications to be consistent with the presentation adopted for the nine months ended September 30, 1998.

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

Readiness for the Year 2000

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

Financial Condition and Results of Operation, Class A Membership Interests

The liquid assets of the Class A Membership Interest, including cash and investment securities, increased from $16,904,000 at December 31, 1997 to $18,160,000 at September 30, 1998. This resulted from loan repayments received by the Company partially offset by new loans issued.

Net investment income for the three months ended September 30, 1998 was $777,000 versus $864,000 in the same period in 1997. This decrease of 10% resulted from the prepayment of higher yielding loans and the recent issuance of lower yielding loans.

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

The Company makes quarterly distributions of net income in accord with the Operating Agreement of the Company. During August of 1998, the Company distributed approximately $941,000 to Class A Membership Interests relating to second quarter 1998 cash income.

Management is not aware of any material unrecorded liabilities or contingencies relating to Class A Membership Interests.

Financial Condition and Results of Operation, Class B Membership Interests The liquid assets of the Class B Membership Interest, including cash and investment securities, decreased from $22,526,000 at December 31, 1997 to $15,497,000 at September 30, 1998. This resulted from issuance of new loans.

Net investment income for the three months ended September 30, 1998 was $330,000 versus $351,000 in the same period in 1997 - a 6% decrease.

No loan loss allowance has been recorded relating to the loans in the Class B membership pool at September 30, 1998. Management will continually review any potential adverse factors which may affect these mortgage loans and record a loan loss reserve if, and when, this analysis indicates that a loan loss reserve is appropriate.

The Company makes quarterly distributions of net income in accord with the Operating Agreement of the Company. During August of 1998, the Company distributed approximately $300,000 to Class B Membership Interests relating to second quarter 1998 cash income.

Certain organization costs of the Class B Investment pool have been capitalized at cost. Recent accounting pronouncements require the retroactive write-off of these assets in 1999. The Company is considering adopting this change in accounting principle in the fourth quarter of 1998. Net organization costs at September 30, 1998 totaled $290,000.

Management is not aware of any material unrecorded liabilities or contingencies relating to Class B Membership Interests.

Future Business Prospects

Since the Company conducts all of its business in southeastern Michigan, the future financial results of the Company are highly dependent on the local economy in general and the real estate market specifically in southeastern Michigan. In recent years, the local economy has been very strong with an influx of new real estate developments. Consequently, the Company is receiving a significant increase in mortgage applications versus historical averages. At September 30, 1998, the Company had outstanding loan commitments of $22,000,000.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 1998

METROPOLITAN REALTY COMPANY, L.L.C.

By:     /s/ Robert G. Jackson
        ----------------------------
        Robert G. Jackson, President
        (Principal Executive Officer and Principal Financial Officer)