Form 10-K
period 1998-12-31
METROPOLITAN REALTY CO LLC
filed 1999-03-29
CIK 1003951

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from                  to
                                     ----------------    ----------------


                         Commission File No. 33-99694

                     METROPOLITAN REALTY COMPANY, L.L.C.
            (Exact name of registrant as specified in its charter)

      Delaware                                        38-3260057
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

                     METROPOLITAN REALTY COMPANY, L.L.C.

                     INDEX TO ANNUAL REPORT ON FORM 10-K
                (For the Fiscal Year Ended December 31, 1998)


                                                                         Page
                                                                         ----
PART 1
         ITEM 1.   BUSINESS................................................1
         ITEM 2.   PROPERTIES..............................................2
         ITEM 3.   LEGAL PROCEEDINGS.......................................2
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....2

PART II
         ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS.....................................2
         ITEM 6.   SELECTED FINANCIAL DATA.................................4
         ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.....................5
         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                   RISK....................................................9
         ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA*............9
         ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE.....................9

PART III
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....10
         ITEM 11.  EXECUTIVE COMPENSATION.................................15
         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT.........................................15
         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........18

PART IV
         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                   ON FORM 8-K............................................19


* The company's financial statements are set forth in the separate financial section which follows page 22 of this Form 10-K and begins on page F-1.

                                    PART I

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

Restructuring

Pursuant to the terms of the Restructuring Agreement dated September 24, 1996, effective December 6, 1996, the Corporation transferred all of its assets (the "Class A Assets") to, and the liabilities of the Corporation were assumed by, the Company in exchange for Class A limited liability company membership interests (the "Class A Membership Interests") of the Company.

Concurrent with the Restructuring, the Company offered its Class B Membership Interests in a separate offering to create a new investment pool, which is segregated on the books of the Company from the Class A Assets. The total proceeds of the offering of Class B Membership Interests were $22,500,000.

Assets

The Company's mortgage loans include financing for industrial and office buildings, retail centers, residential projects and mixed-use facilities. In making such loans, the Company favored investments that will provide a competitive return and permanent financing for projects which create construction jobs and stimulate the southeastern Michigan economy. All mortgage loans to date are collateralized by a first lien on real property. Assets that have not yet been invested in mortgage loans are primarily invested in cash equivalents and marketable securities.

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

During 1998, the Company had one full-time and one part-time administrative employee. The day-to-day operations of the Company are administered by its President, who serves on a part-time basis under the direction of the Executive Committee of the Company. The members of the Managing Board serve without pay as officers and committee members and devote a considerable amount of time to the administration and operations of the Company.

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

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

There is no established public trading market for the Company's Class A Membership Interests and Class B Membership Interests. As of March 20, 1999, there were 116 holders of the Company's Class A Membership Interests and 107 holders of the Company's Class B Membership Interests.

The Company paid cash distributions in the amount of $3,735,375 to its Class A Members and $1,303,491 to its Class B Members in 1998.

The Company's Operating Agreement provides that Class A Members will receive pro rata quarterly distributions of 100% of the Class A income, less expenses. Distributions of principal will be returned as follows to the Class A Members:

i. prior to 2001, the Company may, at its sole option, reinvest any principal returned with respect to real estate investments which are part of the Class A Assets; and

ii. beginning in 2001, a Class A Member may elect each year to receive its pro rata share of (x) principal returned with respect to real estate investments which are part of the Class A Assets, and (y) any cash equivalents which are part of the Class A Assets. Any part of the Class A Assets which are not distributed pursuant to the foregoing may, at the option of the Company, be reinvested in real estate investments. Any such election must be made by a Member in writing and must be received by the Company by the November first preceding the fiscal year for which such election is to be effective.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 1998, 1997, 1996, 1995, and 1994 and for the years then ended (000's omitted except per share and percentage data):

                                                    1998                                      1997
                                     -----------------------------------      ------------------------------------
                                     Class A      Class B(3)      Total       Class A(1)     Class B(2)      Total
                                     -------      ---------       -----       ---------      ---------       -----
Total Income                         $ 3,699        $ 1,561      $ 5,260        $ 4,296        $ 1,404     $ 5,700
Net Investment Income                  3,457            967        4,424          3,813          1,279       5,092
Net Investment Income Per Share            *              *            *              *              *           *
Total Assets                          38,989         27,132       66,121         43,800         22,976      66,776
Members'/Stockholders' Equity         43,336         22,683       66,019         43,513         22,960      66,473
Cash Dividends Per Share                   *              *            *              *              *           *
Return on Assets                        8.9%           3.6%         6.7%           8.7%           5.6%        7.6%
Return on Equity                        8.0%           4.3%         6.7%           8.9%           5.6%        7.7%
Dividend Payout Ratio                      *              *            *              *              *           *
Equity to Assets Ratio               111.15%         83.60%      100.15%         99.35%         99.93%      99.55%

                                                   1996                  1995         1994
                                     ------------------------------     -------     -------
                                     Class A     Class B      Total
                                     -------     -------      -----
Total Income                         $ 3,925        $ 74     $ 3,999    $ 3,764     $ 3,858
Net Investment Income                  3,373          69       3,442      1,990       2,588
Net Investment Income Per Share            *           *           *       0.44        0.57
Total Assets                          44,085      22,978      67,063     41,761      41,025
Members'/Stockholders' Equity         42,169      22,569      64,738     41,333      40,479
Cash Dividends Per Share                   *           *           *       0.34        0.63
Return on Assets                        7.7%        4.4%        6.6%       4.8%        6.3%
Return on Equity                        8.0%        4.5%        6.8%       4.8%        6.4%
Dividend Payout Ratio                      *           *           *       100%        100%
Equity to Assets Ratio                95.65%      98.22%      96.53%     98.98%      98.67%

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

3. In 1998, the Company adopted Statement of Position (SOP) 98-5 - Reporting on the costs of start-up activities. The adoption of this SOP resulted in the Company recording a charge of $356,638 of which $89,370 would have been recorded had the Company not adopted the change.

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

Funds that have not yet been invested in mortgage loans are primarily invested in marketable securities until needed for the Company's operations or investments in mortgage loans. Income and principal received with respect to the Company's investments in mortgage loans are also invested in marketable securities pending distribution to members or reinvestments in mortgage loans. At December 31, 1998, the Company had outstanding loan commitments of approximately $15 million which will be funded from these liquid assets. Management deems the liquidity of the Company to be more than adequate to meet the cash needs of the Company and continues to seek investments in new loan assets that will further reduce liquid assets. At all times, sufficient working capital will be maintained to meet the ongoing working capital needs of the Company.

As a result of the restructuring previously discussed, the following presents the 1998 financial conditions and results of operations individually for the Class A and Class B Membership Interests.

Financial condition and Results of Operation, Class A Membership Interests

Net investment income decreased by $355,335 for the year ended December 31, 1998 compared to 1997. The majority of this decrease was in interest income from mortgage notes resulting from the early repayment of several loans and the issuance of new loans at lower yields.

The allowance for loan losses decreased by $250,532 at December 31, 1998 relating to the partial charge-off of a loan. Management reviews, on a regular basis, factors which may adversely affect its mortgage loans, including occupancy levels, rental rates and property values. It is possible that economic conditions in southeastern Michigan, and the nation in general, may adversely affect certain of the Company's loan assets. After evaluation of the loan portfolio and the associated allowance for loan losses, management deemed the remaining allowance of $1,134,305 adequate to cover any potential future write-offs of loan assets.

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

The allowance for loan losses decreased by $215,163 at December 31, 1997 relating to the partial charge-off of a loan on an apartment project located in the City of Detroit. The discounted loan repayment was received by the Company in January 1998. After evaluation of the loan portfolio and the associated allowance for loan losses, management deemed the remaining allowance of $1,384,837 at December 31, 1997 adequate to cover any potential future write-offs of loan assets.

Accounts payable at December 31, 1997 compared to 1996, decreased by $1,939,524 relating primarily to the completion of payments due to minority shareholders whose stock was redeemed in connection with the reorganization.

The decrease in operating expenses of approximately $290,000 for the year ended December 31, 1996 compared to 1995 was primarily a result of $313,000 of costs associated with the Company's restructuring into a limited liability company incurred in 1995.

Liquidity and Capital Resources, Class A Membership Interests

The liquid assets of the Class A Membership Interests, including cash and marketable securities, decreased by $2,503,063 to $14,401,373 at December 31, 1998. This decrease resulted primarily from the temporary funding of Pool B due to a high level of loan activity in December 1998. The B Pool reimbursed the A Pool $4.4 million in January 1999.

Accrued interest and other receivables decreased by $142,658 to $183,216 at December 31, 1998. This decrease resulted primarily from a change in investment strategy from bonds to mutual funds.

Other assets increased by $51,207 to $62,339 at December 31, 1998. This increase is due to the prepayment of insurance premiums.

The Company makes quarterly distributions of net income in accordance with the Operating Agreement of the Company. During 1998, the Company distributed approximately $2,656,000 with respect to Class A Membership Interests of 1998 cash income as defined in the Company's Operating Agreement. During 1999, the Company will make its final distribution of 1998 net cash income with respect to Class A Membership Interests of approximately $758,000.

Financial Condition and Results of Operation, Class B Membership Interests

Net investment income decreased by $311,738 for the year ended December 31, 1998 compared to 1997. This decrease was due primarily to the adoption of Statement of Position (SOP) 98-5, Reporting on the costs of start-up activities and establishing a loan loss reserve.

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

Liquidity and Capital Resources, Class B Membership Interests

The liquid assets of the Class B Membership Interests, including cash and marketable securities, decreased by $9,187,725 to $13,337,757 at December 31, 1998. The decrease resulted primparily from an increase in mortgage lending.

The Company makes quarterly distributions of net cash income to Class B Members in accordance with the Operating Agreement of the Company. During 1998, the Company distributed approximately $1,009,565 to Class B Members of 1998 cash income as defined in the Company's Operating Agreement. During 1999, the Company will make its final distribution of 1998 cash income to Class B Members of approximately $372,000.

Market Risk

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company's earnings can be affected significantly by the movement of interest rates, which is the primary component of market risk to the Company. The interest rate risk affects the value of the mortgage loans and investment securities and impacts interest income related to those loans and investments subject to variable interest rates. The Company does not have any interest bearing liabilities thus, impact of interest rate risk from matching of interest-bearing assets and interest-bearing liabilities is not pertinent. The following table shows the Company's expected maturities of its mortgage loans and investment securities:

                                                                  Expected Maturities
                                   ----------------------------------------------------------------------------------
                                      1999          2000           2001           2002         2003        Thereafter
                                      ----          ----           ----           ----         ----        ----------
MORTGAGE NOTES
  Mortgage notes - variable rate   $ 4,238,419    $     --      $     --        $   --       $     --      $      --
    Average interest rate                  7.1%         --  %         --  %         --  %          --  %          -- %
  Mortgage notes - fixed rate      $ 1,122,986    $4,095,326    $2,716,644      $967,661     $1,040,427    $29,661,078
    Average interest rate                 10.0%          8.7%          8.6%          7.3%           7.4%           7.5%
INVESTMENT SECURITIES
  U. S. Treasury notes             $   674,187    $1,517,340    $     --        $   --       $     --      $      --
    Average interest rate                  6.4%          5.5%         --  %         --  %          --  %          --  %
  Short-term bond fund             $13,180,734    $     --      $     --        $   --       $     --      $      --
    Average interest rate                  5.3%         --  %         --  %         --  %          --  %          --  %

In the normal course of business the Company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include credit risk. The Company does not maintain a trading portfolio, As a result, the Company is not exposed to market risk as it relates to trading activities. The Company currently does not enter into any hedging activities.


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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this item is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective December 1, 1997, Plante & Moran, L.L.P. was appointed as the Company's principal accountant to audit its financial statements for the years ending December 31, 1998 and 1997. The decision to change accountants was approved by the Executive and Audit Committees of the Company's Managing Board following a bidding process.

There were no disagreements on any matter of accounting principles, practices or financial statement disclosure between the Company and Plante & Moran, L.L.P. for the years ended December 31, 1998 and 1997.

Coopers & Lybrand L.L.P. had been previously engaged as the principal accountant to audit the financial statements of the Company and its predecessor in interest, the Corporation.

Coopers & Lybrand L.L.P.'s reports on the financial statements of the Company and the Corporation for the 1996 fiscal year did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Further, during the last fiscal year of the Company and its predecessor, the Corporation, and during the subsequent interim period, there were no disagreements with Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Coopers & Lybrand L.L.P., would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

                                   PART III

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


                                                        Appointee(s) to the
        Member-Manager                                    Managing Board
============================================================================
Daimler Chrysler Corporation Master Retirement Trust   Mark Schmid
                                                       F. Thomas Lewand
                                                       Kenneth L. Hollowell
                                                       Marc Stepp
                                                       Ernest Lofton
----------------------------------------------------------------------------
Ford Motor Company                                     Wayne S. Doran
                                                       Robert G. Jackson
----------------------------------------------------------------------------
Operating Engineers Local 324 Pension Fund             Daniel L. Boone
                                                       Jeffrey A. Heldt
                                                       David B. Hanson
----------------------------------------------------------------------------
State of Michigan, Public School Employees             R. Douglas Trezise
----------------------------------------------------------------------------
Policemen & Firemen Retirement System                  Michael Nevin
of the City of Detroit                                 Nicholas H. Degel
                                                       Thomas Zdrodowski
----------------------------------------------------------------------------
General Retirement System of the City of Detroit       Harold Smith
----------------------------------------------------------------------------
Macomb County Employees Retirement System              David M. Diegel
----------------------------------------------------------------------------
Wayne County Retirement System                         Ronald C. Yee
----------------------------------------------------------------------------
Michigan National Corporation                          Douglas E. Ebert
                                                       Richard C. Webb
----------------------------------------------------------------------------
Blue Cross and Blue Shield of Michigan                 Robert H. Naftaly
                                                       Mark R. Bartlett
----------------------------------------------------------------------------
At Large                                               Robert J. Lee
                                                       Richard P. Kughn
                                                       Frank D. Stella
----------------------------------------------------------------------------

The following table sets forth certain information regarding each Managing Board Member, including name, age, principal occupation for the past five years, other directorships with publicly-owned companies or with public institutions and term of service as a Managing Board Member of the Company. The information set forth in the table was provided to the Company by each Managing Board Member.

                                                                                     Has Served
                                                                                   as a Managing
                                                                                    Board Member
   Name and Age                        Principal Occupation                            Since*
   ------------                        --------------------                        -------------
Mark R. Bartlett, 38         Vice President - Chief Financial Officer, 1996
                             to present, Vice President - Controller, 1994 to
                             1996, Director - Financial Accounting, 1989 to
                             1994, Blue Cross and Blue Shield of Michigan.           1996(2)(4)

Daniel L. Boone, 50          Vice President - International Union of
                             Operating Engineers Local 324, a labor
                             organization, since 1987.                               1991(2)(4)

Nicholas H. Degel, 50        Assistant Administrative Supervisor, Detroit
                             Police & Fire Retirement System, a public
                             retirement system.                                      1996(3)(4)

David M. Diegel, 53          Finance Director, Macomb County, Michigan,
                             serving as its Chief Financial Officer since
                             1984. Currently serves as Secretary to the
                             Macomb County Employees Retirement Commission
                             and as an ex-officio member of the Macomb County
                             Criminal Justice Building Authority.                    1993(2)

Wayne S. Doran, 64           Chairman of the Board of Ford Motor Land
                             Development Corp., a real estate development
                             company, since 1978.                                    1988(1)

Douglas E. Ebert, 53         Chief Executive Officer, 1995 to present, and
                             President and Chief Operating Officer, 1993 to
                             1995, Michigan National Corporation, a bank
                             holding company.                                        1996(2)

David B. Hanson, 52          Senior Vice President, Walbridge Aldinger, a
                             construction management and general contractor,
                             since 1995. Vice President and General Manager
                             of Turner Construction Co., a construction
                             management company and general contractor, from
                             1984 to 1995. Serves on the Boards of Directors
                             of Greater Detroit Chamber of Commerce and
                             Contractors, and Boys Hope, Detroit. Director
                             and Treasurer of the Associated General
                             Contractors of Detroit.                                 1994(2)

Jeffrey A. Heldt, 50         Attorney since 1973, self-employed since 1989.          1996(1)

Kenneth L. Hollowell, 54     Secretary - Treasurer, Teamsters Local Union
                             #247, since March 1988. Served as member, Policy
                             Committee of the Central Conference of Teamsters
                             from 1992 to 1994. Board member Economic
                             Alliance of Michigan. Member of Police
                             Commissioners, City of Detroit, 1994 to 1998.           1992(2)




                                                                                     Has Served
                                                                                   as a Managing
                                                                                    Board Member
   Name and Age                        Principal Occupation                            Since*
   ------------                        --------------------                        -------------
Robert G. Jackson, 67        Retired. Formerly served as President from 1985 to
                             1996, and Executive Vice President from 1977 to 1985,
                             of Ford Motor Land Development Corp., a real estate
                             development company.                                    1988

Richard P. Kughn, 69         Chairman of the Board of the Company since July
                             1989. Chairman and President of Kughn
                             Enterprises, a real estate development and asset
                             management company, since 1979. Chairman
                             Emeritus and minority owner of Lionel L.L.C.
                             Serves as the Chairman of the Board AAA
                             Michigan/Wisconsin and is President of the
                             University Cultural Center Association. Serves
                             on the Board of Trustees of the University of
                             Detroit Mercy. Serves on the Board of Directors
                             of Detroit Chamber of Commerce and the Henry
                             Ford Museum and Greenfield Village.                     1987(1)

Robert J. Lee, 52            Secretary - Treasurer, Michigan State Building
                             and Construction Trades Council. Previously
                             served as a Field Representative for the Council
                             from 1985 to October 1996. Pipe fitter by trade.        1996

F. Thomas Lewand, 52         Partner, Bodman, Longley & Dahling LLP since
                             1992, a Detroit, Michigan-based law firm. Serves
                             as a Trustee of the University of Detroit Mercy
                             and numerous community associations.                    1988(1)

Ernest Lofton, 67            Retired. Former Vice President, UAW
                             International Union, Director of the UAW
                             National Ford Department and Director of the UAW
                             Michigan Community Action Program Department
                             from 1989-1999.                                         1991

Robert H. Naftaly, 61        Executive Vice President and Chief Operating
                             Officer of Blue Cross and Blue Shield of
                             Michigan, since 1988. Serves on numerous
                             national and community associations.                    1989(1)(3)

Michael Nevin, 34            Treasurer, Firefighter's Union Local #344 since
                             January 1996. Firefighter, City of Detroit, and
                             representative of Firefighter's Union Local #344
                             since 1991.                                             1996(2)

Mark Schmid, 39              Treasurer of the Company since 1997; Director,
                             Pension Fund Investments for Daimler Chrysler
                             Corporation, where he has been responsible for
                             investment of the benefit fund assets of Daimler
                             Chrysler Corporation since 1997.                        1997(1)(3)




                                                                                     Has Served
                                                                                   as a Managing
                                                                                    Board Member
   Name and Age                        Principal Occupation                            Since*
   ------------                        --------------------                        -------------
Harold Smith, 58             Retired. Former Chief City Planner, City of
                             Detroit Planning Department, for 31 years.              1995(2)

Frank D. Stella, 79          Founder (in 1946), Chairman and Chief Executive
                             Officer of the F.D. Stella Products Company and
                             Chairman of F.D. Stella International New York,
                             engaged in design and distribution of food
                             service and dining equipment. Director and
                             Member of Executive Committee of the Detroit
                             Symphony Orchestra Hall, past Chairman of the
                             Board of Merrill Palmer Institute of Wayne State
                             University and Director of Michigan Opera
                             Theatre, Director of the Economic Club of
                             Detroit.                                                1987(4)

Marc Stepp, 76               Executive Director, Institute for Urban and
                             Community Affairs, University of Detroit Mercy.
                             Previously served as Vice President of the
                             International United Auto Workers (UAW) since
                             1974.                                                   1987

R. Douglas Trezise, 74       Retired. Previously served as Deputy State
                             Treasurer, Michigan Department of Treasury, from
                             1975 to 1990. Chairman of State Employees'
                             Retirement Board.                                       1991(3)

Richard C. Webb, 59          Head of Commercial Financial Services, Michigan
                             National Bank, a banking corporation. Previously
                             held the positions of Senior Executive Vice
                             President of Michigan National Bank; Executive
                             Vice President of Michigan National Bank.               1996(1)

Ronald C. Yee, 46            Director of Wayne County Employees' Retirement
                             System, Executive Secretary to the Wayne County
                             Employees Retirement System.                            1991(2)(3)

Thomas Zdrodowski, 58        Administrative Supervisor, Policemen & Firemen
                             Retirement System of the City of Detroit, since
                             1988.                                                   1996

* Service as a Managing Board Member prior to December 6, 1996 was as a director of Metropolitan Realty Corporation, the Company's predecessor in interest.

(1) Member of the Executive Committee
(2) Member of the Loan Committee
(3) Member of the Audit Committee
(4) Member of the Nominating Committee

Executive Officers

The table below sets forth certain information concerning the Company's executive officers.

============================================================================
Name                  Age    Office                      Time in Office**
----                  ---    ------                      ----------------
Richard P. Kughn*      69    Chairman of the Board       Since July 1989
Harold Smith*          58    Vice Chairman of the Board  Since December 1996
Robert G. Jackson*     66    President                   Since December 1996
Robert J. Lee          52    Secretary                   Since December 1996
Mark Schmid*           39    Treasurer                   Since December 1997
Ronald C. Yee          46    Vice President              Since July 1997
============================================================================

 * For a discussion of the officers' principal occupation and business experience during the past five (5) years, see the information provided under "Managing Board Members" above.

** Service in such office prior to December 1996 was with Metropolitan Realty
   Corporation.


ITEM 11. EXECUTIVE COMPENSATION

Robert G. Jackson became the President and Chief Executive Officer of the Company on December 6, 1996 concurrently with the consummation of the restructuring of the Company. Mr. Jackson received consulting fees of $8,126 in 1998. The Operating Agreement of the Company provides that the salaries of all officers of the Company shall be fixed by the Managing Board. No cash or other compensation was paid to any other executive officer of the Company for services performed during 1998, except to the extent any such individual may have been reimbursed for out-of-pocket expenses incurred in connection with his duties as a member of the Managing Board or a committee thereof.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain Beneficial Owners of Class A Membership Interests

The following table sets forth certain information regarding the entities which, to the Company's knowledge and belief, were the beneficial owners of more than five percent (5%) of the Company's outstanding Class A Membership Interests as of December 31, 1998.

                         CLASS A MEMBERSHIP INTERESTS
----------------------------------------------------------------------------
                                                        Nature of
                                                        Beneficial  Percent
Name and Address of Beneficial Owner                    Ownership   of Class
============================================================================
Daimler Chrysler Corporation Master Retirement Trust
1000 Chrysler Drive                                           (1)     18.20%
Auburn Hills, MI  48326
----------------------------------------------------------------------------
Ford Motor Company
Ford Motor Company World Headquarters                         (1)     17.64%
The American Road
Dearborn, MI  48121
----------------------------------------------------------------------------
Operating Engineers Local 324 Pension Fund
37450 Schoolcraft, Suite 110                                  (1)     11.53%
Livonia, MI  48150
----------------------------------------------------------------------------
Board of Trustees                                             (1)     5.23%
General Retirement Systems of Detroit
908 City County Building
Detroit, MI  48226
----------------------------------------------------------------------------
Board of Trustees                                             (1)     5.23%
Policemen & Firemen Retirement System of the City of Detroit
908 City County Building
Detroit, MI  48226
----------------------------------------------------------------------------
State Treasurer of the State of Michigan,                     (1)     5.01%
State Employees Retirement System
900 Tower Drive - Annex
Troy, MI  48098
----------------------------------------------------------------------------
State Treasurer of the State of Michigan,                     (1)     10.01%
Public School Employees Retirement System
900 Tower Drive - Annex
Troy, MI  48098
----------------------------------------------------------------------------
Macomb County Employees Retirement System                     (1)     5.23%
P.O. Box 9088
27777 Inkster Road
Farmington Hills, MI  48333
----------------------------------------------------------------------------
Wayne County Retirement System                                (1)     5.23%
400 Monroe Street
Detroit, MI  48226
----------------------------------------------------------------------------
NBD Bancorp, Inc.                                             (1)     5.19%
611 Woodward 3rd Floor
Detroit, MI  48226-3408
----------------------------------------------------------------------------

(1) Reflects Class A Membership Interests held of record or beneficially as to which the named beneficial owner exercises sole voting and investment power.

Certain Beneficial Owners of Class B Membership Interests

The following table sets forth certain information regarding the entities which, to the Company's knowledge and belief, were the beneficial owners of more than five percent (5%) of the Company's outstanding Class B Membership Interests as of December 31, 1998.

                         CLASS B MEMBERSHIP INTERESTS
----------------------------------------------------------------------------
                                                        Nature of
                                                        Beneficial  Percent
Name and Address of Beneficial Owner                    Ownership   of Class
============================================================================
Daimler Chrysler Corporation Master Retirement Trust
1000 Chrysler Drive                                           (1)    22.12%
Auburn Hills, MI  48326
---------------------------------------------------------------------------
Michigan National Corporation
27777 Inkster Road                                            (1)    22.12%
Farmington Hills, MI  48333-9065
---------------------------------------------------------------------------
Blue Cross and Blue Shield of Michigan
600 East Lafayette #2105                                      (1)    22.12%
Detroit, MI  48226
---------------------------------------------------------------------------
Policemen & Firemen Retirement System of the City of Detroit
908 City County Building                                      (1)    22.12%
Detroit, MI  48226
---------------------------------------------------------------------------
Operating Engineers Local 324 Pension Fund
37450 Schoolcraft, Suite 110                                  (1)    11.06%
Livonia, MI  48150
---------------------------------------------------------------------------

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Robert G. Jackson became the President and Chief Executive Officer of the Company on December 6, 1996, concurrently with the consummation of the restructuring of the Company. Mr. Jackson received consulting fees of $8,126 in 1998. No cash or other compensation was paid to any other executive officer of the Company for services performed during 1998, except to the extent any such individual may have been reimbursed for out-of-pocket expenses incurred in connection with his duties as a member of the Managing Board or a committee thereof.

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

Fees aggregating $92,887 were earned by the Bank in 1998 for services provided under the Investment Agreement, as well as other services.

The Company made a $4,376,000 mortgage loan in 1989 to Walbridge Aldinger, a construction management company and general contractor of which Mr. Hanson, a Managing Board Member since 1994, became senior vice president in January 1995. The mortgage loan was paid in 1998.

Bodman, Longley & Dahling LLP provides legal services to the Company. Mr. Lewand, a Managing Board Member, is a partner in Bodman, Longley & Dahling LLP. Fees for legal services amounted to $83,517 for the year ended December 31, 1998 of which $47,082 related to costs associated with the underwriting of loans and paid by the borrower.

                                   PART IV

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

Dated: March 29, 1999

METROPOLITAN REALTY COMPANY, L.L.C.

By:        /s/ Robert G. Jackson
         ----------------------------
         Robert G. Jackson, President
         (Principal Executive Officer and Principal Financial Officer)

And By:    /s/ Mark Schmid.
         ----------------------------
         Mark Schmid, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                Title                  Date
---------                                                -----                  ----

/s/ Robert G. Jackson                             Attorney-in-Fact          March 29, 1999
---------------------------------------
*

                      *                           Managing Board Member     March 29, 1999
---------------------------------------
Mark R. Bartlett

                      *                           Managing Board Member     March 29, 1999
---------------------------------------
Daniel L. Boone

                      *                           Managing Board Member     March 29, 1999
---------------------------------------
Nicholas H. Degel

                      *                           Managing Board Member     March 29, 1999
---------------------------------------
David M. Diegel

                      *                           Managing Board Member     March 29, 1999
---------------------------------------
Wayne S. Doran

                      *                           Managing Board Member     March 29, 1999
---------------------------------------
Douglas E. Ebert

                      *                           Managing Board Member     March 29, 1999
---------------------------------------
Mark Schmid

                      *                           Managing Board Member     March 29, 1999
---------------------------------------
David B. Hanson

                      *                           Managing Board Member     March 29, 1999
---------------------------------------
Jeffrey A. Heldt

                      *                           Managing Board Member     March 29, 1999
---------------------------------------
Kenneth L. Hollowell

                      *                           Managing Board Member     March 29, 1999
---------------------------------------
Robert G. Jackson

                      *                           Managing Board Member     March 29, 1999
---------------------------------------
Richard P. Kughn




Signature                                                Title                  Date
---------                                                -----                  ----

                      *                           Managing Board Member     March 29, 1999
---------------------------------------
Robert J. Lee

                      *                           Managing Board Member     March 29, 1999
---------------------------------------
F. Thomas Lewand

                      *                           Managing Board Member     March 29, 1999
---------------------------------------
Ernest Lofton

                      *                           Managing Board Member     March 29, 1999
---------------------------------------
Robert H. Naftaly

                      *                           Managing Board Member     March 29, 1999
---------------------------------------
Michael Nevin

                      *                           Managing Board Member     March 29, 1999
---------------------------------------
Harold Smith

                      *                           Managing Board Member     March 29, 1999
---------------------------------------
Frank D. Stella

                      *                           Managing Board Member     March 29, 1999
---------------------------------------
Marc Stepp

                      *                           Managing Board Member     March 29, 1999
---------------------------------------
R. Douglas Trezise

                      *                           Managing Board Member     March 29, 1999
---------------------------------------
Richard C. Webb

                      *                           Managing Board Member     March 29, 1999
---------------------------------------
Ronald C. Yee

                      *                           Managing Board Member     March 29, 1999
---------------------------------------
Thomas Zdrodowski

Metropolitan Realty Company, L.L.C.
=============================================================================


                                   Contents


Report Letters                                                    F-2 - F-3


Financial Statements

    Balance Sheet                                                    F-4

    Statement of Income                                              F-5

    Statement of Changes in Members'/Stockholders' Equity         F-6 - F-7

    Statement of Cash Flows                                          F-8

    Notes to Financial Statements                                F-9 - F-23

                    [ Letterhead of Plante & Moran, LLP ]


                         Independent Auditor's Report



To the Managing Board and Member Managers
Metropolitan Realty Company, L.L.C.


We have audited the accompanying balance sheet of Metropolitan Realty Company, L.L.C. as of December 31, 1998 and 1997 and the related statements of income, changes in members'/stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Realty Company, L.L.C. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                      /s/ Plante & Moran, LLP



Bloomfield Hills, Michigan
February 23, 1999

[letterhead]

PricewaterhouseCoopers[logo]
------------------------------------------------------------------------------
                                             PricewaterhouseCoopers LLP
                                             400 Renaissance Center
                                             Detroit, MI 48243-1507
                                             Telephone (313) 446-7100
                                             Facsimile (313) 446-7117

Report of Independent Accountants


To the Managing Board and Member Managers
Metropolitan Realty Company, L.L.C.:

In our opinion, the accompanying statements of income, changes in members'/ stockholders' equity and cash flows present fairly, in all material respects, the results of operations and cash flows of Metropolitan Realty Company, L.L.C. for the year ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

March 24, 1997

Metropolitan Realty Company, L.L.C.
=============================================================================
                                                                Balance Sheet

                                                                             December 31
                                         --------------------------------------------------------------------------------------
                                                           1998                                            1997
                                         ------------------------------------------   -----------------------------------------
                                           Class A         Class B                       Class A        Class B
                                            Member          Member                        Member         Member
                                           Interest        Interest         Total        Interest       Interest        Total
                                           --------        --------         -----        --------       --------        -----
                  Assets

Cash and cash equivalents                $  1,220,639   $     77,768   $  1,298,407   $  3,782,819   $  1,541,231   $  5,324,050
Investment securities                      13,180,734     13,259,989     26,440,723     13,121,617     20,984,251     34,105,868
Mortgage notes receivable:
   Unaffiliated                            25,476,755     13,842,481     39,319,236     23,801,098           --       23,801,098
   Affiliated                                    --             --             --        4,141,997           --        4,141,997
   Allowance for loan losses               (1,134,305)      (139,421)    (1,273,726)    (1,384,837)          --       (1,384,837)
                                         ------------   ------------   ------------   ------------   ------------   ------------

        Total mortgage notes receivable    24,342,450     13,703,060     38,045,510     26,558,258           --       26,558,258

Accrued interest and other receivables        183,216         90,708        273,924        325,874         94,396        420,270
Other assets                                   62,339           --           62,339         11,132        356,638        367,770
                                         ------------   ------------   ------------   ------------   ------------   ------------
        Total assets                     $ 38,989,378   $ 27,131,525   $ 66,120,903   $ 43,799,700   $ 22,976,516   $ 66,776,216
                                         ============   ============   ============   ============   ============   ============

    Liabilities and Members' Equity

Liabilities
   Accounts payable                      $     59,382   $      8,267   $     67,649   $    106,547   $     14,130   $    120,677
   Due to (from)                           (4,440,146)     4,440,146           --           42,028        (42,028)          --
   Deferred income                               --             --             --           22,500         45,000         67,500
   Deposits from borrowers for
     property taxes                            32,571           --           32,571        114,431           --          114,431
   Other                                        1,553           --            1,553            883           --              883
                                         ------------   ------------   ------------   ------------   ------------   ------------
        Total liabilities                  (4,346,640)     4,448,413        101,773        286,389         17,102        303,491

Members' Equity
   Class A members' equity                 43,286,346           --       43,286,346     43,564,552           --       43,564,552
   Class B members' equity                       --       22,599,953     22,599,953           --       22,936,275     22,936,275
   Accumulated other comprehensive
     income (loss) (Note 2)                    49,672         83,159        132,831        (51,241)        23,139        (28,102)
                                         ------------   ------------   ------------   ------------   ------------   ------------
        Total members' equity              43,336,018     22,683,112     66,019,130     43,513,311     22,959,414     66,472,725
                                         ------------   ------------   ------------   ------------   ------------   ------------
        Total liabilities and
          members' equity                $ 38,989,378   $ 27,131,525   $ 66,120,903   $ 43,799,700   $ 22,976,516   $ 66,776,216
                                         ============   ============   ============   ============   ============   ============

See Notes to Financial Statements.

Metropolitan Realty Company, L.L.C.
=============================================================================
                                                          Statement of Income

                                                                       Year Ended December 31
                                             ------------------------------------------------------------------------------
                                                            1998                                      1997
                                             --------------------------------------   -------------------------------------
                                               Class A      Class B                     Class A      Class B
                                                Member       Member                      Member       Member
                                               Interest     Interest       Total        Interest     Interest       Total
                                               --------     --------       -----        --------     --------       -----
Revenue
   Interest income:
      From mortgage notes, unaffiliated      $ 2,306,890  $   361,131   $ 2,668,021   $ 2,615,038  $      --    $ 2,615,038
      From mortgage notes, affiliated            104,841         --         104,841       385,097         --        385,097
   Investment income                           1,159,874    1,186,771     2,346,645     1,054,563    1,398,505    2,453,068
   Miscellaneous income                          127,654       12,925       140,579       241,501        5,667      247,168
                                             -----------  -----------   -----------   -----------  -------      -----------
         Total revenue                         3,699,259    1,560,827     5,260,086     4,296,199    1,404,172    5,700,371

Operating Expenses
   General and administrative                    242,090       97,599       339,689       483,695       40,634      524,329
   Amortization of organization costs               --           --            --            --         84,631       84,631
   Provision for loan losses                        --        139,421       139,421          --           --           --
                                             -----------  -----------   -----------   -----------  -------      -----------
         Total operating expenses                242,090      237,020       479,110       483,695      125,265      608,960
                                             -----------  -----------   -----------   -----------  -------      -----------
Net Investment Income - Before cumulative
   effect of change in accounting principle    3,457,169    1,323,807     4,780,976     3,812,504    1,278,907    5,091,411

Cumulative Effect of Change in Accounting
   Principle (Note 2)                               --       (356,638)     (356,638)         --           --           --
                                             -----------  -----------   -----------   -----------  -------      -----------
Net Investment Income                        $ 3,457,169  $   967,169   $ 4,424,338   $ 3,812,504  $ 1,278,907  $ 5,091,411
                                             ===========  ===========   ===========   ===========  ===========  ===========

                                                       Year Ended December 31
                                              ---------------------------------------
                                                               1996
                                              ---------------------------------------
                                                Class A       Class B
                                                 Member        Member
                                                Interest      Interest        Total
                                                --------      --------        -----
Revenue
   Interest income:
      From mortgage notes, unaffiliated       $ 2,407,234   $      --     $ 2,407,234
      From mortgage notes, affiliated             389,732          --         389,732
   Investment income                            1,020,763        74,178     1,094,941
   Miscellaneous income                           107,671          --         107,671
                                              -----------   -----------   -----------
         Total revenue                          3,925,400        74,178     3,999,578

Operating Expenses
   General and administrative                     552,141          --         552,141
   Amortization of organization costs                --           5,585         5,585
   Provision for loan losses                         --            --            --
                                              -----------   -----------   -----------
         Total operating expenses                 552,141         5,585       557,726
                                              -----------   -----------   -----------
Net Investment Income - Before cumulative
   effect of change in accounting principle     3,373,259        68,593     3,441,852

Cumulative Effect of Change in Accounting
   Principle (Note 2)                                --            --            --
                                              -----------   -----------   -----------
Net Investment Income                         $ 3,373,259   $    68,593   $ 3,441,852
                                              ===========   ===========   ===========

See Notes to Financial Statements.

Metropolitan Realty Company, L.L.C.
-----------------------------------------------------------------------------
                        Statement of Changes in Members'/Stockholders' Equity

                                                                                                  Accumulated
                                                          Common Stock             Additional        Other
                                                    -------------------------       Paid-in      Comprehensive
                                                      Shares        Amount          Capital         Income
                                                    ---------    ------------    ------------    -------------
Balance - December 31, 1995                         4,532,169    $     45,322    $ 43,355,529    $     47,690

Comprehensive income (Note 2):
   Net investment income - January 1, 1996
      through December 6, 1996                           --              --              --              --
   Change in unrealized holding losses on
      investment securities - January 1, 1996
      through December 6, 1996                           --              --              --           (58,498)

         Total comprehensive income

Cash dividend of $.11 per share                          --              --              --              --

Declared payment in dissolution with respect
   to minority stockholders (Note 1)                 (214,948)         (2,149)     (1,938,831)           --

Distribution of Class A membership interests
   in dissolution with respect to majority
   stockholders (Note 1)                           (4,317,221)        (43,173)    (41,416,698)         10,808
                                                   ----------    ------------    ------------    ------------
Balance - December 6, 1996                               --              --              --              --

Contributions - Class B                                  --              --              --              --

Comprehensive income (Note 2):
   Net investment income - December 7, 1996
      through December 31, 1996                          --              --              --              --
   Change in unrealized holding losses on
      investment securities - December 7, 1996
      through December 31, 1996                          --              --              --           (39,758)

         Total comprehensive income                      --              --              --              --
                                                   ----------    ------------    ------------    ------------
                                                                                                        Total
                                                    Distributions of        Members' Equity            Members'/
                                                     Net Investment  -----------------------------   Stockholders'
                                                         Income         Class A         Class B         Equity
                                                    ---------------- -------------   -------------   ------------
Balance - December 31, 1995                          $ (2,115,214)   $       --      $       --      $ 41,333,327

Comprehensive income (Note 2):
   Net investment income - January 1, 1996
      through December 6, 1996                          3,095,396            --              --         3,095,396
   Change in unrealized holding losses on
      investment securities - January 1, 1996
      through December 6, 1996                               --              --              --           (58,498)
                                                                                                     ------------
         Total comprehensive income                                                                     3,036,898

Cash dividend of $.11 per share                          (498,539)           --              --          (498,539)

Declared payment in dissolution with respect
   to minority stockholders (Note 1)                         --              --              --        (1,940,980)

Distribution of Class A membership interests
   in dissolution with respect to majority
   stockholders (Note 1)                                 (481,643)     41,930,706            --              --
                                                     ------------    ------------    ------------    ------------
Balance - December 6, 1996                                   --        41,930,706            --        41,930,706

Contributions - Class B                                      --              --        22,500,000      22,500,000

Comprehensive income (Note 2):
   Net investment income - December 7, 1996
      through December 31, 1996                              --           277,863          68,593         346,456
   Change in unrealized holding losses on
      investment securities - December 7, 1996
      through December 31, 1996                              --              --              --           (39,758)
                                                                                                     ------------
         Total comprehensive income                          --              --              --           306,698
                                                     ------------    ------------    ------------    ------------

See Notes to Financial Statements.

                                     F-6

Metropolitan Realty Company, L.L.C.
-----------------------------------------------------------------------------
            Statement of Changes in Members'/Stockholders' Equity (Continued)

                                                                                                  Accumulated
                                                          Common Stock             Additional        Other
                                                    -------------------------       Paid-in      Comprehensive
                                                      Shares        Amount          Capital         Income
                                                    ---------    ------------    ------------    -------------
Balance - December 31, 1996 (carried forward
   from p. F-6)                                          --      $       --      $       --      $    (39,758)

Comprehensive income (Note 2):
   Net investment income                                 --              --              --              --
   Change in unrealized holding gains on
      investment securities                              --              --              --            11,656

         Total comprehensive income

Transfer of member interest (Note 1)                     --              --              --              --

Distributions                                            --              --              --              --
                                                   ----------    ------------    ------------    ------------
Balance - December 31, 1997                              --              --              --           (28,102)

Comprehensive income (Note 2):
   Net investment income                                 --              --              --              --
   Change in unrealized holding gains on
      investment securities                              --              --              --           160,933

         Total comprehensive income

Distributions                                            --              --              --              --
                                                   ----------    ------------    ------------    ------------

Balance - December 31, 1998                              --      $       --      $       --      $    132,831
                                                   ==========    ============    ============    ============
                                                                                                        Total
                                                    Distributions of        Members' Equity            Members'/
                                                     Net Investment  -----------------------------   Stockholders'
                                                         Income         Class A         Class B         Equity
                                                    ---------------- -------------   -------------   ------------
Balance - December 31, 1996 (carried forward
   from p. F-6)                                      $       --      $ 42,208,569    $ 22,568,593    $ 64,737,404

Comprehensive income (Note 2):
   Net investment income                                     --         3,812,504       1,278,907       5,091,411
   Change in unrealized holding gains on
      investment securities                                  --              --              --            11,656
                                                                                                     ------------
         Total comprehensive income                                                                     5,103,067

Transfer of member interest (Note 1)                         --            81,688            --            81,688

Distributions                                                --        (2,538,209)       (911,225)     (3,449,434)
                                                     ------------    ------------    ------------    ------------
Balance - December 31, 1997                                  --        43,564,552      22,936,275      66,472,725

Comprehensive income (Note 2):
   Net investment income                                     --         3,457,169         967,169       4,424,338
   Change in unrealized holding gains on
      investment securities                                  --              --              --           160,933
                                                                                                     ------------
         Total comprehensive income                                                                     4,585,271

Distributions                                                --        (3,735,375)     (1,303,491)     (5,038,866)
                                                     ------------    ------------    ------------    ------------
Balance - December 31, 1998                          $       --      $ 43,286,346    $ 22,599,953    $ 66,019,130
                                                     ============    ============    ============    ============

See Notes to Financial Statements.

Metropolitan Realty Company, L.L.C.
-----------------------------------------------------------------------------
                                                      Statement of Cash Flows

                                                                       Year Ended December 31
                                                           --------------------------------------------
                                                                1998            1997            1996
                                                                ----            ----            ----
Cash Flows from Operating Activities
   Net investment income                                   $  4,424,338    $  5,091,411    $  3,441,852
   Adjustments to reconcile net investment income to net
      cash from operating activities:
         Depreciation and amortization expense                    2,435          86,815           8,538
         Provision for loan losses                              139,421            --              --
         Change in accounting principle                         356,638            --              --
         (Gain) loss on sale of investment securities           (17,578)        (81,581)         33,208
         (Increase) decrease in assets:
            Accrued interest and other receivables              146,346         (89,715)        (47,935)
            Other assets                                        (53,642)        (22,664)        (95,097)
         Increase (decrease) in liabilities:
            Accounts payable                                    (53,028)          1,667         (20,311)
            Other liabilities                                  (148,690)        (96,065)         (3,763)
                                                           ------------    ------------    ------------
               Total adjustments                                371,902        (201,543)       (125,360)
                                                           ------------    ------------    ------------
               Net cash provided by operating
                  activities                                  4,796,240       4,889,868       3,316,492

Cash Flows from Investing Activities
   Purchases of investment securities                       (19,622,951)    (43,305,484)     (8,039,531)
   Collections of principal from investment securities       27,466,607      23,954,279       6,573,374
   Loan disbursements                                       (28,050,015)     (7,076,681)     (3,355,137)
   Loan repayments                                           16,423,342       8,799,689         418,799
   Capital expenditures                                            --            (4,363)           --
                                                           ------------    ------------    ------------
               Net cash used in investing activities         (3,783,017)    (17,632,560)     (4,402,495)

Cash Flows from Financing Activities
   Members' equity contributions                                   --              --        22,500,000
   Payment to minority stockholders                                --        (1,845,503)
   Distributions paid to members                             (5,038,866)     (3,449,434)           --
   Dividends paid to stockholders                                  --              --          (498,539)
                                                           ------------    ------------    ------------
               Net cash provided by (used in)
                 financing activities                        (5,038,866)     (5,294,937)     22,001,461
                                                           ------------    ------------    ------------
Net Increase (Decrease) in Cash and Cash Equivalents         (4,025,643)    (18,037,629)     20,915,458

Cash and Cash Equivalents - Beginning of year                 5,324,050      23,361,679       2,446,221
                                                           ------------    ------------    ------------
Cash and Cash Equivalents - End of year                    $  1,298,407    $  5,324,050    $ 23,361,679
                                                           ============    ============    ============

Supplemental Disclosure of Cash Flow Information

    1997 noncash financing activities - Transfer from payable to minority stockholders to members' equity - $81,688

    1996 noncash financing activities - Payable to minority stockholders for surrender of shares - $1,940,980

See Notes to Financial Statements.

Metropolitan Realty Company, L.L.C.
-----------------------------------------------------------------------------
                                                Notes to Financial Statements
                                             December 31, 1998, 1997 and 1996

Note 1 - Organization

               Metropolitan Realty Company, L.L.C., a Delaware limited liability company (the "Company"), is the successor in interest to Metropolitan Realty Corporation (the "Corporation"). The Corporation, incorporated November 13, 1986, was organized to qualify as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code. On December 6, 1996, pursuant to the terms of a restructuring agreement, the assets and liabilities of the Corporation were transferred to Metropolitan Realty Company, L.L.C. in exchange for Class A membership interests in the Company. Class A membership interests were distributed pro rata to the Corporation's stockholders who owned 50,000 shares or more of the Corporation's common stock. Holders of fewer than 50,000 shares of common stock of the Corporation as of October 9, 1996 (the record date) received, upon surrender of their shares, a cash payment in lieu of Class A membership interests in the Company. During 1997, $81,668 was transferred to members' equity as 8,681 shares held by a current member were originally attributed to minority stockholders.

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

               The Company intends to invest substantially all of its assets in mortgage notes. The Company intends to make, where possible, the majority of its mortgage loans on property located in Detroit, with the balance being in southeastern Michigan. At December 31, 1998, 42 percent of the Company's total mortgage loan portfolio is invested in projects located in the city of Detroit.

               The Company's mortgage notes include financing for industrial and office buildings, residential developments, retail centers, residential projects and mixed-use facilities. The Company has favored investments that will provide a competitive return and permanent financing for projects that will create construction jobs and stimulate the southeastern Michigan economy. All mortgage loans to date are collateralized by a first lien on real property. Assets that have not yet been invested in mortgage loans are invested in short-term investments and investment securities until the proceeds are invested in real estate loans.

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

               Investment Securities - Investment securities are classified as available for sale and are carried at market value. Unrealized gains and losses are included in a separate component of members'/stockholders' equity. Realized gains or losses on sales of securities are determined based on specific identification. The realized net gain (loss) on sales of investment securities included in investment income in the accompanying statement of operations was $17,578, $81,581 and ($33,208) for the years ended December 31, 1998, 1997 and 1996, respectively.

               Loan Interest and Fee Income - Loans are generally reported at the principal amount outstanding, net of unamortized loan origination fees and costs. Loan origination fees received from the borrower, in excess of loan origination costs paid, are amortized to interest income using the effective interest method over the life of the mortgage loan.

               Interest on loans is accrued and credited to income based on the principal amount outstanding. The Company discontinues the accrual of interest income when circumstances exist that cause the collection of interest to be doubtful. The determination to discontinue accruing interest is made after a review by the Company's management of all relevant facts, including delinquency of principal and/or interest and financial stability of the borrower. The Company classifies loans on which the accrual of interest has been discontinued as nonearning. Interest income on nonearning loans is recognized on a cash basis if the future collectibility of the recorded loan balance is expected. When the future collectibility of the recorded loan balance is doubtful, collection of interest will be applied as a reduction to outstanding loan principal. All mortgage loans held by the Company are classified as earning loans at December 31, 1998 and 1997.

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

               Distributions - In accordance with the terms of the Company's Operating Agreement, Class A and Class B members will receive pro rata quarterly distributions of cash income, less expenses from their respective class of net assets. The Operating Agreement also provides for the pass-through to Class A members (commencing in the year 2001, if elected) and Class B members (commencing in the year 2000), from their respective class of net assets, of principal returned with respect to real estate investments and any cash and cash equivalents that have not been invested in real estate investments. All distributions are subject to a determination by the Managing Board that the Company will have sufficient cash on hand to meet its current and anticipated needs to fulfill its business purpose.

               Other Comprehensive Income - The Company adopted SFAS No. 130, Reporting Comprehensive Income, as of January 1, 1998. Accounting principles generally require that recognized income, expenses, gains and losses be included in net investment income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component in the members' equity section of the balance sheet. Such items, along with net investment income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Company's net investment income or members' equity.

               Accumulated other comprehensive income at December 31, 1998 and 1997 is comprised solely of unrealized gains on available-for-sale securities.

               Accounting Change - In the fourth quarter of the year ended December 31, 1998, the Company adopted Statement of Position
               (SOP) 98-5, Reporting on the Costs of Start-up Activities. Under this SOP, the costs of start-up activities, including previously capitalized organization costs, should be charged to expense. The adoption of this SOP resulted in the Company recording a charge of $356,638 for the cumulative effect of the change. As a result of the change, income before the cumulative effect of the change was increased by $89,370.

               Other - Certain prior year accounts have been reclassified to conform with current year presentations.

Note 3 - Investment Securities

               Investment securities at December 31, 1998 and 1997 consisted of the following:

                                              1998
                      ------------------------------------------------------
                               Pool A                      Pool B
                      --------------------------  --------------------------
                          Cost      Market Value      Cost      Market Value
                          ----      ------------      ----      ------------
U.S. Treasury notes   $      --     $      --     $ 2,172,583   $ 2,191,528
Mutual funds           13,131,062    13,180,734    11,004,247    11,068,461
                      -----------   -----------   -----------   -----------

      Total           $13,131,062   $13,180,734   $13,176,830   $13,259,989
                      ===========   ===========   ===========   ===========
                                                       1997
                              ------------------------------------------------------
                                        Pool A                       Pool B
                              --------------------------  --------------------------
                                  Cost      Market Value      Cost      Market Value
                                  ----      ------------      ----      ------------
U.S. Treasury notes           $ 3,600,686   $ 3,616,598   $ 5,757,539   $ 5,776,085
Mutual funds                    5,049,658     5,044,747    14,978,402    14,979,346
Mortgage-backed securities:
   Federal National
      Mortgage Association
      pass-through              4,507,263     4,444,656       225,171       228,820
   Federal Home
      Loan Mortgage
      Corporation
      pass-through                 15,251        15,616          --            --
                              -----------   -----------   -----------   -----------

         Total                $13,172,858   $13,121,617   $20,961,112   $20,984,251
                              ===========   ===========   ===========   ===========

               The U.S. Treasury notes have scheduled maturities that range from May 1999 to May 2000. Interest rates on U.S. Treasury notes range from 5.5 percent to 6.375 percent at December 31, 1998.

Metropolitan Realty Company, L.L.C.
-----------------------------------------------------------------------------
                                                Notes to Financial Statements
                                             December 31, 1998, 1997 and 1996


Note 4 - Mortgage Notes Receivable

               Mortgage notes receivable are summarized in the following table. The carrying amount of each mortgage is reported net of the unamortized balance of loan origination fees received in excess of loan origination costs paid.



                               Interest  Final Maturity
         Description             Rate        Date                              Periodic Payment Terms
         -----------           --------  --------------                        ----------------------
Parking garage in Detroit,       9.09%    December 2000  Monthly payments of principal and interest of $35,494. This note
Michigan                                                 was paid in 1998.

Day care center located in      10.50%    December 2000  Monthly payments in varying installments of principal and
Plymouth, Michigan                                       interest until maturity, at which time the remaining unpaid principal balance of approximately $908,000 is due

Rehabilitation of historic      9.26%      April 2000    Monthly payments in varying installments of principal and
office building located in                               interest until maturity.  This note was paid in 1998.
Detroit, Michigan

Retail tire center located      7.25%     October 2000   Monthly payments in varying installments of principal and
in Woodhaven, Michigan                                   interest until maturity, at which time  the remaining unpaid principal balance of approximately $630,000 is due

Retail tire center located      6.75%     February 2001  Monthly payments in varying installments of principal and
in Sterling Heights, Michigan                            interest until maturity, at which time  the remaining unpaid principal balance of approximately $671,000 is due

Office building located in      10.25%     April 2003    Monthly payments of varying installments of principal and
Detroit, Michigan                                        interest until maturity, at which time the remaining unpaid principal balance of approximately $1,695,000 is due

Renovation of a 54-unit         9.25%    September 2000  Monthly payments of principal and interest of $5,800 until
building located in Detroit,                             maturity, at which time the remaining unpaid principal balance of
Michigan                                                 approximately $557,000 is due

                                                       Carrying Amount of
                                                     Mortgage at December 31
                              Face Amount of      ----------------------------
         Description             Mortgage              1998           1997
------------------------------------------------------------------------------
Parking garage in Detroit,      $4,376,000        $      --       $4,141,997
Michigan

Day care center located in         960,000          922,515          929,319
Plymouth, Michigan


Rehabilitation of historic       1,900,000               --        1,751,816
office building located in
Detroit, Michigan

Retail tire center located         695,000          644,182          653,321
in Woodhaven, Michigan


Retail tire center located         750,000          691,181          701,701
in Sterling Heights, Michigan


Office building located in       1,800,000        2,125,956        1,732,934
Detroit, Michigan


Renovation of a 54-unit            728,000          581,268          593,393
building located in Detroit,
Michigan



                               Interest  Final Maturity
         Description             Rate        Date                              Periodic Payment Terms
         -----------           --------  --------------                        ----------------------
Renovation of an office       Prime         July 2008    Monthly payments in varying installments of principal and
building located in Detroit,  rate plus                  interest until maturity.  This note was paid in 1998.
Michigan                      1%

Shopping center located in     9.3752%    January 2000   Monthly payments of principal and interest of $18,298 until
Sterling Heights, Michigan                               maturity, at which time the remaining unpaid principal balance of approximately $2,028,000 is due

Rehabilitation of a shopping    11.25%    October 2000   Monthly payments of principal and interest of $16,471 until
center located in Detroit,                               maturity.  This note was paid in 1998.
Michigan

Rehabilitation of a shopping    11.25%    October 2000   Monthly payments of principal and interest of $21,961 until
center located in Detroit,                               maturity.  This note was paid in 1998.
Michigan

Shopping center located in      9.00%     November 2008  Monthly interest payment of $21,375 until maturity.  This note
Detroit, Michigan                                        was converted to a permanent loan in March 1998.

24-unit building located in     10.25%    January 2001   Monthly payments in varying installments of principal and
Detroit, Michigan                                        interest until maturity, at which time the remaining unpaid principal balance of approximately $241,000 is due

205-unit high-rise apartment    10.00%     August 2000   Monthly payments in varying installments of principal and
building located in Detroit,                             interest until maturity.  This note was paid in 1998.
Michigan

                                                       Carrying Amount of
                                                     Mortgage at December 31
                              Face Amount of      ----------------------------
         Description             Mortgage              1998           1997
------------------------------------------------------------------------------
Renovation of an office         $1,855,000         $       --     $1,641,113
building located in Detroit,
Michigan

Shopping center located in       2,200,000          2,053,579      2,074,403
Sterling Heights, Michigan


Rehabilitation of a shopping     1,650,000                 --      1,542,300
center located in Detroit,
Michigan

Rehabilitation of a shopping     2,200,000                 --      2,056,401
center located in Detroit,
Michigan

Shopping center located in       2,850,000          2,778,677      2,793,000
Detroit, Michigan

24-unit building located in        275,000            249,147        252,678
Detroit, Michigan


205-unit high-rise apartment       455,000                 --        422,336
building located in Detroit,
Michigan



                               Interest  Final Maturity
         Description             Rate        Date                              Periodic Payment Terms
         -----------           --------  --------------                        ----------------------
Renovation of a 75-unit          8.0%      August 2000    Monthly payments of interest only through April 1994 and varying
building located in Detroit,     and                      installments of principal and interest from May 1995 until
Michigan                         9.5%                     maturity.  This note was paid in 1998.

Land acquisition and            10.25%      March 2000    Monthly payments of interest only on the outstanding principal
development of 210                                        balance
residential lots located in
Ann Arbor, Michigan

Shopping center located in    Prime         March 2009    Construction loan with monthly payments of interest at the
Taylor, Michigan              rate plus                   variable rate through March 1999.  At the end of the
                              1.0% and                    construction period, monthly payments of principal and interest
                                7.31%                     at the fixed rate until maturity

Shopping center located in      7.30%     February 2021   Monthly payments of interest only through February1999 and
Brownstown, Michigan                                      monthly payments of principal and interest of $69,700 from March
                                                          1999 until maturity, at which time the remaining
                                                          unpaid principal balance of approximately $2,303,000 is due

Office building located in      7.09%      October 2009   Monthly payments  of principal and interest of $28,836  until
Troy, Michigan                                            maturity, at which time the remaining unpaid principal balance of approximately $2,638,000 is due

                                                       Carrying Amount of
                                                     Mortgage at December 31
                              Face Amount of      ----------------------------
         Description             Mortgage              1998           1997
------------------------------------------------------------------------------
Renovation of a 75-unit         $1,260,000        $        --     $1,001,113
building located in Detroit,
Michigan

Land acquisition and             6,500,000          4,665,099      5,655,270
development of 210
residential lots located in
Ann Arbor, Michigan

Shopping center located in       2,325,000          1,763,102             --
Taylor, Michigan

Shopping center located in       9,600,000          2,632,271             --
Brownstown, Michigan

Office building located in       3,850,000          3,843,912             --
Troy, Michigan



                               Interest  Final Maturity
         Description             Rate        Date                              Periodic Payment Terms
         -----------           --------  --------------                        ----------------------
Movie theater complex            2.0%     October 1999   Construction loan with monthly payments of interest only through
located in Ann Arbor,         over the                   maturity, at which time the remaining unpaid principal balance
Michigan                        LIBOR                    is due

Light industrial building       7.08%       July 2009    Monthly payments  of principal and interest of $83,380 until
located in Detroit, Michigan                             maturity, at which time the remaining unpaid principal balance of approximately $7,358,000 is due

Light industrial building       7.13%     October 2008   Monthly payments  of principal and interest of $9,296 until
located in Plymouth, Michigan                            maturity, at which time the remaining unpaid principal balance of approximately $1,026,000 is due

Warehouse located in Warren,     2.0%    September 1999  Construction loan with monthly payments of interest only through
Michigan                      over the                   maturity, at which time the remaining unpaid principal balance
                                LIBOR                    is due

                                                      Carrying Amount of
                                                    Mortgage at December 31
                              Face Amount of     -----------------------------
         Description             Mortgage            1998           1997
------------------------------------------------------------------------------
Movie theater complex           $4,100,000       $ 1,390,083     $        --
located in Ann Arbor,
Michigan

Light industrial building       10,831,500        10,831,500              --
located in Detroit, Michigan


Light industrial building        1,300,000         1,298,428              --
located in Plymouth, Michigan


Warehouse located in Warren,     5,800,000         2,848,336              --
Michigan


     Total mortgage notes
       receivable                                $39,319,236     $27,943,095

     Allowance for doubtful
       accounts                                   (1,273,726)     (1,384,837)
                                                 -----------     -----------
     Net mortgage notes
       receivable                                $38,045,510     $26,558,258
                                                 ===========     ===========

               Aggregate, contractual annual maturities of mortgage notes receivable principal are as follows:

      1999                                                   $  5,361,405
      2000                                                      4,095,326
      2001                                                      2,716,644
      2002                                                        967,661
      2003                                                      1,040,427
   Thereafter                                                  25,422,659
                                                             ------------

                 Total mortgage notes                          39,604,122

                 Less unamortized net loan
                 origination fees                                 284,886
                                                             ------------
                 Net mortgage notes                          $ 39,319,236
                                                             ============

               There can be no assurance that cash flows will materialize as scheduled as a result of prepayments of the mortgage notes.

               A reconciliation of the carrying amount of mortgage notes receivable for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                              1998            1997            1996
                                              ----            ----            ----

Mortgage Notes Receivable

Balance - Beginning of year               $ 27,943,095    $ 29,881,266    $ 26,964,328

Additions:
   New mortgage loans                       28,050,015       7,076,681       3,355,137
   Amortization of net loan origination
      fees                                      96,438          53,328          55,619
                                          ------------    ------------    ------------

         Total additions                    28,146,453       7,130,009       3,410,756

Deductions:
   Collections of principal                (16,361,180)     (8,820,517)       (436,818)
   Charge-offs                                (250,532)       (215,163)           --
   Loan origination fees received             (158,600)        (32,500)        (57,000)
                                          ------------    ------------    ------------

         Total deductions                  (16,770,312)     (9,068,180)       (493,818)
                                          ------------    ------------    ------------

Balance - End of year                     $ 39,319,236    $ 27,943,095    $ 29,881,266
                                          ============    ============    ============

                                  1998           1997           1996
                                  ----           ----           ----

Allowance for Loan Losses
Balance - Beginning of year   $(1,384,837)   $(1,600,000)   $(1,600,000)

Charge-offs                       250,532        215,163           --
Provision for loan losses        (139,421)          --             --
                              -----------    -----------    -----------

Balance - End of year         $(1,273,726)   $(1,384,837)   $(1,600,000)
                              ===========    ===========    ===========

Note 5 - Impaired Loans

               At December 31, 1998 and 1997, the total recorded investment in impaired loans, as defined by SFAS 114, was $0. The average recorded investment in impaired loans was approximately $2,082,000 and interest income was $201,000 for the year ended December 31, 1997. All impaired loans were classified as earning loans during 1998 and 1997, with interest income recognized on an accrual basis.

Note 6 - Fair Values of Financial Instruments

               The estimated fair values of financial instruments held by the Company at December 31, 1998 and 1997, and the valuation techniques used to estimate the fair values, were as follows:

                                        1998                       1997
                             -------------------------   -------------------------
                               Carrying    Estimated       Carrying     Estimated
                                Amount     Fair Value       Amount      Fair Value
                               --------    ----------      --------     ----------
Cash and cash equivalents    $ 1,298,407   $ 1,298,407   $ 5,324,050   $ 5,324,050
Investment securities         26,440,723    26,440,723    34,105,868    34,105,868
Mortgage notes receivable     38,045,510    38,621,821    26,558,258    28,022,286
Accrued interest and other
   receivables                   273,924       273,924       420,270       420,270
Accounts payable                  67,649        67,649       120,677       120,677

               The terms and short-term nature of certain assets and liabilities result in their carrying amounts approximating fair value. These include cash and cash equivalents, accrued interest and other receivables and accounts payable. The following methods and assumptions were used by the Company to estimate the fair values of the remaining classes of financial instruments:

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

Note 7 - Federal Income Tax

               Prior to the restructuring, the Company operated to qualify as a real estate investment trust and was not subject to federal income tax on taxable income distributed to its stockholders during its fiscal year and subsequent year, but prior to filing its federal tax return. As part of the restructuring, the Corporation contributed its assets to the limited liability company (LLC) in exchange for Class A membership interests in the LLC. The Corporation then distributed the Class A membership interests to its majority stockholders in a liquidating distribution. Income for tax and financial reporting purposes for the year ended December 31, 1996 is reconciled as follows:

Investment income before income tax on undistributed earnings         $ 3,441,852
Less investment income from the date of restructuring (for the
     period December 7, 1996 through December 31, 1996)                  (346,456)
Increase (decrease) in taxable income resulting from:
     Loan origination and application fees - Net                          (24,023)
     Provision for valuation allowances - Net                                --
     Realized loss on sale of foreclosed property                            --
     Dividend deductions:
          From regular distributions                                     (453,217)
          From liquidating distribution                                (2,595,903)
          Other - Net                                                     (22,253)
                                                                      -----------

                  Taxable investment income                           $      --
                                                                      ===========

Note 8 - Related Party Transactions

               The Company was involved in various transactions with affiliates as follows:

               o One of the Company's legal counselors is also a member of the Company's Managing Board. Fees for legal services provided by the Managing Board member's law firm amounted to $36,435, $32,547 and $95,277 for the years ended
                   December 31, 1998, 1997 and 1996, respectively, of which $14,313 of the fees earned in 1996 relate to the restructuring of the Company and new offering discussed in
                   Note 1. Accrued legal fees of $2,819 and $12,663 are included in accounts payable in the accompanying balance sheet at December 31, 1998 and 1997, respectively.

               o Fees aggregating $92,887, $66,687 and $22,951 for the years ended December 31, 1998, 1997 and 1996, respectively, were earned by a member manager of the Company for providing various investment and other services to the Company. Accrued fees of $17,320 and $24,046 are included in accounts payable in the accompanying balance sheet at December 31, 1998 and 1997, respectively.

               o Consulting fees under a contractual agreement aggregating $8,126, $18,375 and $46,746 were earned by officers of the Company in 1998, 1997 and 1996, respectively.

               o One of the Company's Managing Board members is the vice president of an entity that has a mortgage note with the Company. The carrying amount of the mortgage note receivable totaled $0 and $4,141,997 at December 31, 1998 and 1997, respectively, and earned the Company $104,841, $385,097 and $389,732 during the years ended December 31, 1998, 1997 and 1996, respectively.

Note 9 - Commitments

               The Company is party to loan commitments and financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the financial statements.

                Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any conditions established in the contract. Commitments generally have fixed expiration dates. Since a portion of the commitments may expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of customers. At December 31, 1998, the Company had outstanding loan commitments aggregating $14,900,000.

                The Company's exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those items. The Company generally requires collateral to support such financial instruments in excess of the contractual amount of those instruments.

Note 10 - Interim Financial Information (Unaudited)

                                             Net
                               Net        Investment
                  Total     Investment    Income per
Quarters Ended   Revenue      Income        Share
--------------   -------    ----------    ----------

Fiscal 1998
-----------

December 31    $1,387,000   $  885,000   $      N/A
September 30    1,227,000    1,107,000          N/A
June 30         1,298,000    1,214,000          N/A
March 31        1,348,000    1,218,000          N/A
               ----------   ----------

    Total      $5,260,000   $4,424,000
               ==========   ==========

Fiscal 1997
-----------

December 31    $1,595,000   $1,435,000         N/A
September 30    1,367,000    1,215,000         N/A
June 30         1,321,000    1,202,000         N/A
March 31        1,417,000    1,239,000         N/A
               ----------   ----------

    Total      $5,700,000   $5,091,000
               ==========   ==========

                Effective upon the consummation of the restructuring of the Corporation, the Company's predecessor in interest, on December 6, 1996, Class A membership interests were distributed pro rata to the majority stockholders of the Corporation. Per-share information is no longer relevant as a result of the restructuring (see Note 1).

Metropolitan Realty Company, L.L.C.
-----------------------------------------------------------------------------
                                                Schedule of Index to Exhibits

Exhibit                                          Incorporated Herein by                Filed      Page Number
  No.           Description                            Reference to                   Herewith      Herein
-------         -----------                      ----------------------               --------    -----------
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

3.2    Operating Agreement of Metropolitan    Exhibit 3.2 to the Company's
       Realty Company, L.L.C.                 Registration Statement on Form S-4,
                                              File No. 033-99694

3.3    Certificate of Amendment to            Exhibit 3.3 to the Company's
       Certificate of Formation of            Registration Statement on Form S-4,
       Metropolitan Realty Company, L.L.C.    File No. 033-99694

10.1   Investment Management Service          Exhibit 10.2 to Metropolitan Realty
       Agreement dated February 15, 1989      Corporation's Annual Report on Form
       between the Company's predecessor in   10-K for the fiscal year ended
       interest, Metropolitan Realty          December 31, 1988, Commission File
       Corporation, and NBD Bank, N.A.        No. 1-9450
       (formerly National Bank of Detroit)

10.2   Buhl Building lease dated April 25,    Exhibit 10.4 to Metropolitan Realty
       1991 between the Company's             Corporation's Annual Report on Form
       predecessor in interest, Metropolitan  10-K for the fiscal year ended
       Realty Corporation, and Buhl Realty    December 31, 1991, Commission File
       Company                                No. 1-9450

10.3   First lease amendment to Buhl          Exhibit 10.6 to Metropolitan Realty
       Building lease dated May 14, 1992      Corporation's Annual Report on Form
       between the Company and Buhl Realty    10-K for the fiscal year ended
       Company                                December 31, 1992, Commission File
                                              No. 1-9450

10.4   Second lease amendment to Buhl         Exhibit 10.8 to Metropolitan Realty
       Building lease dated May 14, 1992      Corporation's Annual Report on Form
       between the Company and Buhl Realty    10-K for the fiscal year ended
       Company                                December 31, 1993, Commission File
                                              No. 1-9450

16     Letter dated December 5, 1997 from     Exhibit 16 to Metropolitan Realty
       Cooper's & Lybrand, L.L.P. regarding   Company's current report on
       change in certifying accountant        Form 8-K for the fiscal year ended
                                              December 5, 1997, Commission File
                                              No. 33-99694

24     Powers of Attorney                                                                  X             E-2