Form 10-Q
period 1999-03-31
METROPOLITAN REALTY CO LLC
filed 1999-05-14
CIK 1003951

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

                                      OR

[  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from                   to
                                     -----------------    ----------------

                         Commission File No. 33-99694

                     METROPOLITAN REALTY COMPANY, L.L.C.
            (Exact name of registrant as specified in its charter)

      Delaware                                      38-3260057
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

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     METROPOLITAN REALTY COMPANY, L.L.C.
                        BALANCE SHEET (000's Omitted)

                                                       March 31, 1999                           December 31, 1998
                                             ------------------------------------     -------------------------------------
                                              Class A       Class B                    Class A       Class B
                                             Membership    Membership                 Membership    Membership
                                             Interests     Interests      Total       Interests     Interests        Total
                                             ----------    ----------     -----       ----------    ----------       -----
                   Assets

Cash and cash equivalents                     $  1,067      $   --       $  1,067      $  1,221      $     78      $  1,299
Investment securities                           18,462         8,592       27,054        13,181        13,260        26,441
Mortgage notes receivable:
  Unaffiliated                                  22,164        16,657       38,821        25,476        13,842        39,318
  Allowance for loan losses                     (1,134)         (139)      (1,273)       (1,134)         (139)       (1,273)
                                              --------      --------     --------      --------      --------      --------
      Total mortgage notes receivable           21,030        16,518       37,548        24,342        13,703        38,045

Accrued interest and other receivables             229           112          341           183            91           274
Other assets                                        54          --             54            62          --              62
                                              --------      --------     --------      --------      --------      --------
      Total assets                            $ 40,842      $ 25,222     $ 66,064      $ 38,989      $ 27,132      $ 66,121
                                              ========      ========     ========      ========      ========      ========

     Liabilities and Members' Equity

Liabilities
  Accounts payable                            $     59      $      8     $     67      $     59      $      9      $     68
  Due to (from)                                 (2,606)        2,606         --          (4,440)        4,440          --
  Deposits from borrowers for property taxes        89          --             89            33          --              33
  Other                                              1             1            2             1          --               1
                                              --------      --------     --------      --------      --------      --------
      Total liabilities                         (2,457)        2,615          158        (4,347)        4,449           102

Members' Equity
  Class A members' equity                       43,347          --         43,347        43,286          --          43,286
  Class B members' equity                         --          22,607       22,607          --          22,600        22,600
  Accumulated other comprehensive
    income                                         (48)         --            (48)           50            83           133
                                              --------      --------     --------      --------      --------      --------
      Total members' equity                     43,299        22,607       65,906        43,336        22,683        66,019
                                              --------      --------     --------      --------      --------      --------
      Total liabilities and members' equity   $ 40,842      $ 25,222     $ 66,064      $ 38,989      $ 27,132      $ 66,121
                                              ========      ========     ========      ========      ========      ========

                     METROPOLITAN REALTY COMPANY, L.L.C.
                   STATEMENT OF OPERATIONS (000's Omitted)

                                         Three months ended             Three months ended               Year ended
                                           March 31, 1999                 March 31, 1998              December 31, 1998
                                    ----------------------------   ---------------------------  ----------------------------
                                     Class A    Class B             Class A    Class B           Class A    Class B
                                    Membership Membership          Membership Membership        Membership Membership
                                    Interests  Interests   Total   Interests  Interests  Total  Interests  Interests   Total
                                    ---------- ----------  -----   ---------- ---------- -----  ---------- ----------  -----
Revenue
 Interest income:
   From mortgage notes,
     unaffiliated                    $   519   $   275   $   794   $   570   $     2   $   572   $ 2,307   $   361    $ 2,668
   From mortgage notes, affiliated      --        --        --          94      --          94       105      --          105
 Investment income                       318       127       445       315       355       670     1,160     1,187      2,347
 Miscellaneous income                     17      --          17        12      --          12       127        13        140
                                     -------   -------   -------   -------   -------   -------   -------   -------    -------

      Total revenue                      854       402     1,256       991       357     1,348     3,699     1,561      5,260

Operating Expenses
 General and administrative               35        23        58        85        23       108       242        98        340
 Amortization of organization costs     --        --        --        --          22        22      --         139        139
                                     -------   -------   -------   -------   -------   -------   -------   -------    -------

       Total operating expenses           35        23        58        85        45       130       242       237        479
                                     -------   -------   -------   -------   -------   -------   -------   -------    -------

Net Investment Income  - before
 cumulative effect of change in
 accounting principle                    819       379     1,198       906       312     1,218     3,457     1,324      4,781

Cumulative effect of change in
 accounting principle                   --        --        --        --        --        --        --        (357)      (357)
                                     -------   -------   -------   -------   -------   -------   -------   -------    -------

Net Investment Income                $   819   $   379   $ 1,198   $   906   $   312   $ 1,218   $ 3,457   $   967    $ 4,424
                                     =======   =======   =======   =======   =======   =======   =======   =======    =======

                     METROPOLITAN REALTY COMPANY, L.L.C.
           STATEMENT OF CHANGES IN MEMBERS' EQUITY (000's Omitted)

                                Accumulated
                                   Other         Members' Equity
                                Comprehensive  ------------------    Total Members
                                   Income      Class A    Class B        Equity
                                -------------  -------    -------    -------------
Balance - December 31, 1997     $    (28)    $ 43,565     $ 22,936     $ 66,473

Comprehensive income:
  Net investment income             --          3,457          967        4,424
  Change in unrealized holding
  gains(losses) on investment
  Securities                         161         --           --            161
                                                                       --------

  Total Comprehensive income                                              4,585

  Distributions                     --         (3,736)      (1,303)      (5,039)
                                --------     --------     --------     --------

Balance - December 31, 1998     $    133     $ 43,286     $ 22,600     $ 66,019

Comprehensive income:
  Net investment income             --            819          379        1,198
  Change in unrealized holding
  gains(losses) on investment
  Securities                         (85)        --           --            (85)
                                                                       --------

  Total Comprehensive income                                              1,113

  Distributions                     --           (758)        (372)      (1,130)
                                --------     --------     --------     --------

Balance - March 31, 1999        $     48     $ 43,347     $ 22,607     $ 66,002

                     METROPOLITAN REALTY COMPANY, L.L.C.
                   STATEMENT OF CASH FLOWS (000's Omitted)


                                                          Three months ended
                                                                March 31
                                                         --------------------
                                                           1999         1998
                                                           ----         ----
Cash Flows from Operating Activities
  Net investment income                                  $ 1,198     $ 1,218
  Adjustments to reconcile net investment
    income to net cash
    from operating activities:
      Depreciation and amortization expense                    1          22
      Other                                                  (31)          1
      Decrease (increase) in assets:
        Accrued interest and other receivables               (67)         28
        Other assets                                           7         (64)
      Increase (decrease) in liabilities:
        Accounts payable                                      (1)         19
        Other liabilities                                     57          21
                                                         -------     -------

          Total adjustments                                  (34)         27
                                                         -------     -------

          Net cash provided by operating activities        1,164       1,245

Cash Flows from Investing Activities
  Purchases of investment securities                      (5,712)     (3,593)
  Collections of principal from investment securities      4,949          71
  Net change in loans                                        498         554
                                                         -------     -------

          Net cash used in investing activities             (265)     (2,968)

Cash Flows from Financing Activities
  Distributions paid to members                           (1,130)     (1,373)
                                                         -------     -------

Net Decrease in Cash and Cash Equivalents                   (231)     (3,096)

Cash and Cash Equivalents - Beginning of period            1,298       5,324
                                                         -------     -------

Cash and Cash Equivalents - End of period                $ 1,067     $ 2,228
                                                         =======     =======

                     METROPOLITAN REALTY COMPANY, L.L.C.

                        Notes to Financial Statements

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that would be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998.

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

Financial Condition and Results of Operation, Class A Membership Interests

Net investment income for the three months ended March 31, 1999 was $819,000 versus $906,000 in the same period in 1998 - a 10 percent decrease.

The allowance for loan losses remains at $1,134,000 - unchanged since December 31, 1998. Management reviews, on a regular basis, factors which may adversely affect its mortgage loans, including occupancy levels, rental rates and property values. It is possible that economic conditions in southeastern Michigan, and the nation in general, may adversely affect certain of the Company's loan assets. After evaluation of the loan portfolio and the associated allowance for loan losses, management deemed the allowance of $1,134,000 adequate to cover any potential future write-offs of loan assets.

The liquid assets of the Class A Membership Interest, including cash and investment securities, increased from $14,402,000 at December 31, 1998 to $19,529,000 at March 31, 1999. This resulted from loan repayments received by the Company partially offset by new loans issued.

The Company makes quarterly distributions of net income in accord with the Operating Agreement of the Company. During March of 1999, the Company distributed approximately $758,000 to Class A Membership Interests relating to fourth quarter 1998 cash income.

Management is not aware of any material unrecorded liabilities or contingencies relating to Class A Membership Interests.

Financial Condition and Results of Operation, Class B Membership Interests

Net investment income for the three months ended March 31, 1999 was $379,000 versus $312,000 in the same period in 1998 - a 21 percent increase. This resulted from a change in investment strategy and an overall increase in yield.

The allowance for loan losses remains at $139,000 - unchanged since December 31, 1998. Management reviews, on a regular basis, factors which may adversely affect its mortgage loans, including occupancy levels, rental rates and property values. It is possible that economic conditions in southeastern Michigan, and the nation in general, may adversely affect certain of the Company's loan assets. After evaluation of the loan portfolio and the associated allowance for loan losses, management deemed the allowance of $139,000 adequate to cover any potential future write-offs of loan assets.

The Company makes quarterly distributions of net income in accord with the Operating Agreement of the Company. During March of 1999, the Company distributed approximately $372,000 to Class B Membership Interests relating to fourth quarter 1998 cash income.

Management is not aware of any material unrecorded liabilities or contingencies relating to Class B Membership Interests.

Future Business Prospects

Since the Company conducts all of its business in southeastern Michigan, the future financial results of the Company are highly dependent on the local economy in general and the real estate market specifically in southeastern Michigan. In recent years, the local economy has been very strong.

Item 5.  Other Information

On May 11, 1999, the Managing Board of the Company approved a contract with WMF Proctor, a Michigan Corporation located in Bloomfield Hills, Michigan. Pursuant to the terms of the contract, WMF Proctor will use its best efforts to find buyers for the Company's outstanding mortgage loans.

The Managing Board also voted to approve the sale and disposition of the Company's assets, to dissolve the Company, and to make interim distributions of the Company's assets to Members in such amounts as may, from time to time, be approved by the Executive Committee of the Managing Board; provided, however, that distributions to certain Members who received their Membership Interests by gift at the time of the Company's restructuring in December, 1996 may be deferred until the Company is dissolved, to the extent permitted by the Company's Operating Agreement.

The sale of the Company's assets is subject to the affirmative vote of Members holding at least 66 2/3% of the Total Percentage Interests, based upon each Member's Total Percentage Interests as of the end of 1998. The dissolution of the Company is subject to the consent of Members holding at least 75% of the Membership Interests. It is anticipated that a special meeting of the Members of the Company will be held as soon as practical to vote on these matters.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 1999

METROPOLITAN REALTY COMPANY, L.L.C.

By:          /s/ Robert G. Jackson
           ----------------------------
           Robert G. Jackson, President
           (Principal Executive Officer and Principal Financial Officer)