Form 10-Q
period 1999-06-30
METROPOLITAN REALTY CO LLC
filed 1999-08-13
CIK 1003951

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

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





                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     METROPOLITAN REALTY COMPANY, L.L.C.
                        BALANCE SHEET (000's Omitted)

                                                       June 30, 1999                         December 31, 1998
                                           -------------------------------------    ----------------------------------
                                             Class A      Class B                    Class A      Class B
                                           Membership    Membership                 Membership   Membership
                                            Interests    Interests        Total     Interests     Interests     Total
                                           ----------    ----------     --------    ----------   ----------   --------
                  Assets

Cash and cash equivalents                    $    193     $      3     $    196     $  1,221     $     78     $  1,299
Investment securities                           2,639        5,655        8,294       13,181       13,260       26,441
Mortgage notes receivable:
     Unaffiliated                              23,597       19,629       43,226       25,476       13,842       39,318
     Affiliated                                    --           --           --           --           --           --
     Allowance for loan losses                 (1,134)        (139)      (1,273)      (1,134)        (139)      (1,273)
                                             --------     --------     --------     --------     --------     --------

          Total mortgage notes receivable      22,463       19,490       41,953       24,342       13,703       38,045


Accrued interest and other receivables            229          140          369          183           91          274
Other assets                                       48           --           48           62           --           62
                                             --------     --------     --------     --------     --------     --------
          Total assets                       $ 25,572     $ 25,288     $ 50,860     $ 38,989     $ 27,132     $ 66,121
                                             ========     ========     ========     ========     ========     ========


     Liabilities and Members' Equity

Liabilities
     Accounts payable                        $     44     $     17     $     61     $     59     $      9     $     68
     Distribution payable                          37           --           37           --           --           --
     Due to (from)                             (2,680)       2,680           --       (4,440)       4,440           --
     Deposits from borrowers for
       property taxes                             137           --          137           33           --           33
     Other                                         --           --           --            1           --            1
                                             --------     --------     --------     --------     --------     --------
          Total liabilities                    (2,462)       2,697          235       (4,347)       4,449          102

Members' Equity
     Class A members' equity                   28,063           --       28,063       43,286           --       43,286
     Class B members' equity                       --       22,645       22,645           --       22,600       22,600
     Accumulated other comprehensive
       income                                     (29)         (54)         (83)          50           83          133
                                             --------     --------     --------     --------     --------     --------
          Total members' equity                28,034       22,591       50,625       43,336       22,683       66,019
                                             --------     --------     --------     --------     --------     --------
          Total liabilities and
            members' equity                  $ 25,572     $ 25,288     $ 50,860     $ 38,989     $ 27,132     $ 66,121
                                             ========     ========     ========     ========     ========     ========

                     METROPOLITAN REALTY COMPANY, L.L.C.
                   STATEMENT OF OPERATIONS (000's Omitted)

                                               Three months ended June 30, 1999     Three months ended June 30, 1998
                                               ---------------------------------    --------------------------------
                                                 Class A    Class B                  Class A     Class B
                                               Membership  Membership               Membership  Membership
                                                Interests  Interests      Total     Interests    Interests    Total
                                               ----------  ----------   --------    ----------  ----------  --------
Revenue
     Interest income:
          From mortgage notes, unaffiliated      $  455      $  330      $  785      $  583      $   21      $  604
          From mortgage notes, affiliated          --          --          --            10        --            10
     Investment income                               55         100         155         285         336         621
     Miscellaneous income                            12           1          13          60           3          63
                                                 ------      ------      ------      ------      ------      ------
               Total revenue                        522         431         953         938         360       1,298

Operating Expenses
     General and administrative                      45          35          80          55           7          62
     Amortization of organization costs            --          --          --          --            22          22
                                                 ------      ------      ------      ------      ------      ------
               Total operating expenses              45          35          80          55          29          84
                                                 ------      ------      ------      ------      ------      ------
Net Investment Income                            $  477      $  396      $  873      $  883      $  331      $1,214
                                                 ======      ======      ======      ======      ======      ======
                                                Six months ended June 30, 1999       Six months ended June 30, 1998
                                               ---------------------------------    --------------------------------
                                                 Class A    Class B                  Class A     Class B
                                               Membership  Membership               Membership  Membership
                                                Interests  Interests      Total     Interests    Interests    Total
                                               ----------  ----------   --------    ----------  ----------  --------
Revenue
     Interest income:
          From mortgage notes, unaffiliated    $  974       $  605       $1,579       $1,152       $   23     $1,175
          From mortgage notes, affiliated        --           --           --            105         --          105
     Investment income                            373          226          599          612          712      1,324
     Miscellaneous income                          29            1           30           72            3         75
                                               ------       ------       ------       ------       ------     ------
               Total revenue

Operating Expenses                              1,376          832        2,208        1,941          738      2,679
     General and administrative                    81           56          137          151           51        202
     Amortization of organization costs          --           --           --           --             44         44
                                               ------       ------       ------       ------       ------     ------
               Total operating expenses            81           56          137          151           95        246
                                               ------       ------       ------       ------       ------     ------
Net Investment Income                          $1,295       $  776       $2,071       $1,790       $  643     $2,433
                                               ======       ======       ======       ======       ======     ======

                     METROPOLITAN REALTY COMPANY, L.L.C.
           STATEMENT OF CHANGES IN MEMBERS' EQUITY (000's Omitted)

                                    Accumulated Other        Members' Equity
                                      Comprehensive      ----------------------
                                          Income         Class A         Class B  Total Members' Equity
                                    -----------------    -------         -------  ---------------------
Balance - December 31, 1997              $    (28)       $ 43,565        $ 22,936        $ 66,473

Comprehensive income:
     Net investment income                   --             3,457             967           4,424
     Change in unrealized holding
       gains(losses) on investment
       Securities                             161            --              --               161
                                                                                         --------
     Total Comprehensive income                                                             4,585

     Distributions                           --            (3,736)         (1,303)         (5,039)
                                         --------        --------        --------        --------
Balance - December 31, 1998              $    133        $ 43,286        $ 22,600        $ 66,019

Comprehensive income:
     Net investment income                   --             1,295             776           2,071
     Change in unrealized holding
       gains(losses) on investment
       Securities                            (216)           --              --              (216)
                                                                                         --------
     Total Comprehensive income                                                             1,855

     Distributions                           --           (16,518)           (731)        (17,249)
                                         --------        --------        --------        --------
Balance - June 30, 1999                  $    (83)       $ 28,063        $ 22,645        $ 50,625


                     METROPOLITAN REALTY COMPANY, L.L.C.
                   STATEMENT OF CASH FLOWS (000's Omitted)

                                                                      Six months ended June 30
                                                                      ------------------------
                                                                        1999            1998
                                                                      --------        --------
Cash Flows from Operating Activities
     Net investment income                                            $  2,071        $  2,432
     Adjustments to reconcile net investment income to net cash from operating activities:
          Depreciation and amortization expense                              1              46
          Other                                                             36              46
          Decrease (increase) in assets:
               Accrued interest and other receivables                      (95)             42
               Other assets                                                 14             (68)
          Increase (decrease) in liabilities:
               Accounts payable                                             (7)            (50)
               Other liabilities                                           102              38
                                                                      --------        --------

                    Total adjustments                                       51              54
                                                                      --------        --------

                    Net cash provided by operating activities            2,122           2,486

Cash Flows from Investing Activities
     Purchases of investment securities                                 (8,582)        (12,345)
     Collections of principal from investment securities                26,513          14,271
     Net change in loans                                                (3,906)          5,316
                                                                      --------        --------

                    Net cash provided by investing activities           14,025           7,242

Cash Flows from Financing Activities
     Distributions paid to members                                     (17,249)         (2,618)
                                                                      --------        --------

Net Increase (Decrease) in Cash and Cash Equivalents                    (1,102)          7,110

Cash and Cash Equivalents - Beginning of period                          1,298           5,324
                                                                      --------        --------

Cash and Cash Equivalents - End of period                             $    196        $ 12,434
                                                                      ========        ========


                     METROPOLITAN REALTY COMPANY, L.L.C.

                        Notes to Financial Statements

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that would be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998.

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


Funds that have not yet been invested in or committed for mortgage loans are primarily invested in marketable securities. Income and principal received with respect to the Company's investments in mortgage loans are also invested in marketable securities pending distribution to members.

Pursuant to the resolution passed at the May 11, 1999 Managing Board meeting related to the liquidation of Metropolitan Realty Company, a partial distribution of $14,954,449 with respect to uninvested funds in Class A was sent, pro rata, to all major members on June 30, 1999. There was no initial distribution for Class B as the funds are fully invested in or committed for mortgage investments.

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


Financial Condition and Results of Operation, Class A Membership Interests

Net investment income for the three months ended June 30, 1999 was $477,000 versus $883,000 in the same period in 1998 - a 46 percent decrease. The decrease relates primarily to the decrease in investment income as approximately $15,000,000 in excess funds were distributed to major members during the quarter as discussed above.

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

The Company makes quarterly distributions of net income in accordance with the Operating Agreement of the Company. During June of 1999, the Company distributed approximately $806,000 to Class A Membership Interests relating to first quarter 1999 cash income. Cumulative distributions for the year include $758,000 distributed in March of 1999 for the fourth quarter of 1998 and $14,954,449 as a partial liquidation distribution as discussed above.

Management is not aware of any material unrecorded liabilities or contingencies relating to Class A Membership Interests.

Financial Condition and Results of Operation, Class B Membership Interests

Net investment income for the three months ended June 30, 1999 was $396,000 versus $331,000 in the same period in 1998 - a 20 percent increase. This resulted from a change in investment strategy and an overall increase in yield.

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

The Company makes quarterly distributions of net income in accord with the Operating Agreement of the Company. During June of 1999, the Company distributed approximately $358,000 to Class B Membership Interests relating to first quarter 1999 cash income. Cumulative distributions for the year include $373,000 distributed in March of 1999 for the fourth quarter of 1998.

Management is not aware of any material unrecorded liabilities or contingencies relating to Class B Membership Interests.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 1999

METROPOLITAN REALTY COMPANY, L.L.C.

By:        /s/ Robert G. Jackson
         ----------------------------
         Robert G. Jackson, President
         (Principal Executive Officer and Principal Financial Officer)


