Form 10-Q
period 1999-09-30
METROPOLITAN REALTY CO LLC
filed 1999-11-12
CIK 1003951

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

                                      OR

[   ] QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIE
             EXCHANGE ACT OF 1934 For the transition period from

                                     to
            ------------------------    ---------------------------


                         Commission File No. 33-99694

                     METROPOLITAN REALTY COMPANY, L.L.C.
            (Exact name of registrant as specified in its charter)

         Delaware                                    38-3260057
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

                               Yes __X__ No____

         There is no established public trading market for the Company's Class A Membership Interests and Class B Membership Interests.




                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                     METROPOLITAN REALTY COMPANY, L.L.C.
                        BALANCE SHEET (000's Omitted)

                                                          September 30, 1999                     December 31, 1998
                                                ------------------------------------     ----------------------------------
                                                  Class A      Class B                    Class A      Class B
                                                Membership    Membership                 Membership   Membership
                                                 Interests    Interests       Total      Interests     Interests    Total
                                                ----------    ----------     -------     ----------   ----------   --------
                   Assets

Cash and cash equivalents                        $  1,432      $      2    $  1,434     $  1,221     $     78     $  1,299
Investment securities                               2,348         2,647       4,995       13,181       13,260       26,441
Mortgage notes receivable:
   Unaffiliated                                    24,220        20,982      45,202       25,476       13,842       39,318
   Affiliated                                        --            --          --           --           --           --
   Allowance for loan losses                       (1,134)         (139)     (1,273)      (1,134)        (139)      (1,273)
                                                 --------      --------    --------     --------     --------     --------
         Total mortgage notes receivable           23,086        20,843      43,929       24,342       13,703       38,045

Accrued interest and other receivables                171           128         299          183           91          274
Other assets                                           41          --            41           62         --             62
                                                 --------      --------    --------     --------     --------     --------
         Total assets                            $ 27,078      $ 23,620    $ 50,698     $ 38,989     $ 27,132     $ 66,121
                                                 ========      ========    ========     ========     ========     ========

       Liabilities and Members' Equity

Liabilities
   Accounts payable                              $     66      $     14    $     80     $     59     $      9     $     68
   Distribution payable                                37          --            37         --           --           --
   Due to (from)                                   (1,009)        1,009        --         (4,440)       4,440         --
   Deposits from borrowers for property taxes          43          --            43           33         --             33
   Other                                             --            --          --              1         --              1
                                                 --------      --------    --------     --------     --------     --------
         Total liabilities                           (863)        1,023         160       (4,347)       4,449          102

Members' Equity
   Class A members' equity                         27,972          --        27,972       43,286         --         43,286
   Class B members' equity                           --          22,629      22,629         --         22,600       22,600
   Accumulated other comprehensive
      income                                          (31)          (32)        (63)          50           83          133
                                                 --------      --------    --------     --------     --------     --------
         Total members' equity                     27,941        22,597      50,538       43,336       22,683       66,019
                                                 --------      --------    --------     --------     --------     --------
         Total liabilities and members' equity   $ 27,078      $ 23,620    $ 50,698     $ 38,989     $ 27,132     $ 66,121
                                                 ========      ========    ========     ========     ========     ========




                     METROPOLITAN REALTY COMPANY, L.L.C.
                   STATEMENT OF OPERATIONS (000's Omitted)

                                        Three months ended September 30, 1999  Three months ended September 30, 1998
                                        -------------------------------------  -------------------------------------
                                             Class A    Class B                  Class A     Class B
                                           Membership  Membership               Membership  Membership
                                            Interests  Interests      Total     Interests    Interests    Total
                                           ----------  ----------   --------    ----------  ----------  --------
Revenue
   Interest income:
      From mortgage notes, unaffiliated      $  481      $  374      $  855      $  567      $  122      $  689
      From mortgage notes, affiliated          --          --          --          --          --          --
   Investment income                             55          12          67         286         246         532
   Miscellaneous income                          12           7          19           6        --             6
                                             ------      ------      ------      ------      ------      ------

         Total revenue                          548         393         941         859         368       1,227

Operating Expenses
   General and administrative                    56          31          87          82          16          98
   Amortization of organization costs          --          --          --          --            22          22
                                             ------      ------      ------      ------      ------      ------

         Total operating expenses                56          31          87          82          38         120
                                             ------      ------      ------      ------      ------      ------

Net Investment Income                        $  492      $  362      $  854      $  777      $  330      $1,107
                                             ======      ======      ======      ======      ======      ======

                                             Nine months ended September 30, 1999  Nine months ended September 30, 1998
                                             ------------------------------------  ------------------------------------
                                               Class A    Class B                     Class A     Class B
                                             Membership  Membership                  Membership  Membership
                                              Interests  Interests      Total        Interests    Interests    Total
                                             ----------  ----------   --------       ----------  ----------  --------
Revenue
   Interest income:
      From mortgage notes, unaffiliated       $1,455       $  979       $2,434       $1,719       $  146       $1,865
      From mortgage notes, affiliated           --           --           --            105         --            105
   Investment income                             428          238          666          898          958        1,856
   Miscellaneous income                           41            8           49           78            3           81
                                              ------       ------       ------       ------       ------       ------
         Total revenue                         1,924        1,225        3,149        2,800        1,107        3,907

Operating Expenses
   General and administrative                    138           88          226          233           67          300
   Amortization of organization costs           --           --           --           --             67           67
                                              ------       ------       ------       ------       ------       ------
         Total operating expenses                138           88          226          233          134          367
                                              ------       ------       ------       ------       ------       ------

Net Investment Income                         $1,786       $1,137       $2,923       $2,567       $  973       $3,540
                                              ======       ======       ======       ======       ======       ======





                     METROPOLITAN REALTY COMPANY, L.L.C.
           STATEMENT OF CHANGES IN MEMBERS' EQUITY (000's Omitted)

                                     Accumulated
                                        Other           Members' Equity
                                    Comprehensive     --------------------         Total
                                       Income         Class A     Class B     Members' Equity
                                   ---------------    -------     -------     ---------------
Balance - December 31, 1997            $  (28)        $ 43,565    $ 22,936        $ 66,473

Comprehensive income:
   Net investment income                 --              3,457         967           4,424
   Change in unrealized holding
      gains(losses) on investment
      Securities                          161             --          --               161
                                                                                 --------

   Total Comprehensive income                                                       4,585

   Distributions                         --             (3,736)     (1,303)         (5,039)
                                       ------         --------    --------        --------

Balance - December 31, 1998            $  133         $ 43,286    $ 22,600        $ 66,019

Comprehensive income:
   Net investment income                 --              1,786       1,137           2,923
   Change in unrealized holding
      gains(losses) on investment
      Securities                         (196)            --          --              (196)
                                                                                 --------

   Total Comprehensive income                                                       2,727

   Distributions                         --            (17,100)     (1,108)        (18,208)
                                       ------         --------    --------        --------

Balance - September, 1999              $  (63)        $ 27,972    $ 22,629        $ 50,538





                     METROPOLITAN REALTY COMPANY, L.L.C.
                   STATEMENT OF CASH FLOWS (000's Omitted)

                                                           Nine months ended
                                                              September 30
                                                         ---------------------
                                                            1999        1998
                                                            ----        ----
Cash Flows from Operating Activities
   Net investment income                                 $  2,969    $  3,540
   Adjustments to reconcile net investment
      income to net cash from operating
      activities:
         Depreciation and amortization expense                  1          69
         Other                                                 37          34
         Decrease (increase) in assets:
            Accrued interest and other receivables            (27)         55
            Other assets                                       20         (63)
         Increase (decrease) in liabilities:
            Accounts payable                                  (34)         41
            Other liabilities                                  10         (10)
                                                         --------    --------
               Total adjustments                                7         126
                                                         --------    --------
               Net cash provided by operating activities    2,976       3,666

Cash Flows from Investing Activities
   Purchases of investment securities                      (8,747)    (19,243)
   Collections of principal from investment securities     29,997      23,025
   Net change in loans                                     (5,882)     (5,938)
                                                         --------    --------

Net cash provided by (used for) investing activities       15,368      (2,156)

Cash Flows from Financing Activities
   Distributions paid to members                          (18,208)     (3,860)
                                                         --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents          136      (2,350)

Cash and Cash Equivalents - Beginning of period             1,298       5,324
                                                         --------    --------
Cash and Cash Equivalents - End of period                $  1,434    $  2,974
                                                         ========    ========



                     METROPOLITAN REALTY COMPANY, L.L.C.

                        Notes to Financial Statements

1.    BASIS OF PRESENTATION
      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that would be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998.

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




Financial Condition and Results of Operation, Class A Membership Interests

Net investment income for the three months ended September 30, 1999 was $492,000 versus $777,000 in the same period in 1998 - a 37 percent decrease. The decrease relates primarily to the decrease in investment income as approximately $15,000,000 in excess funds were distributed to major members during the second quarter as discussed above.

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

The Company makes quarterly distributions of net income in accordance with the Operating Agreement of the Company. During August of 1999, the Company distributed approximately $582,000 to Class A Membership Interests relating to second quarter 1999 cash income. Cumulative distributions for the year include $1,564,000 distributed for quarterly net income and $14,954,449 as a partial liquidation distribution as discussed above.

Management is not aware of any material unrecorded liabilities or contingencies relating to Class A Membership Interests.

Financial Condition and Results of Operation,
Class B Membership Interests

Net investment income for the three months ended September 30, 1999 was $362,000 versus $330,000 in the same period in 1998 - a 10 percent increase. This resulted from a change in investment strategy and an overall increase in yield.

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

The Company makes quarterly distributions of net income in accord with the Operating Agreement of the Company. During August of 1999, the Company distributed approximately $377,000 to Class B Membership Interests relating to second quarter 1999 cash income. Cumulative distributions for the year include $731,000 distributed for quarterly net income.

Management is not aware of any material unrecorded liabilities or contingencies relating to Class B Membership Interests.





SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 11, 1999

METROPOLITAN REALTY COMPANY, L.L.C.

By:     /s/ Robert G. Jackson
    ----------------------------------
      Robert G. Jackson, President
      (Principal Executive Officer and
         Principal Financial Officer)